Form 10-Q
period 2004-06-26
Mueller Holdings (N.A.), Inc.
filed 2004-09-10
CIK 1291000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 26, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-116590

MUELLER HOLDINGS (N.A.), INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

500 West Eldorado St. Decatur, IL 62522-1808
(Address of principal executive offices)

(217) 423-4471

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No.☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the

Exchange Act.)  Yes ☐ No ☒

	Common Stock	Shares Outstanding As of September 10, 2004

Class A	$0.01 Par Value	131,208,998
Class B	$0.01 Par Value	89,343,699

MUELLER HOLDINGS (N.A.), INC.

REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MUELLER HOLDINGS (N.A.), INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 26, 2004
	(unaudited)
	(dollars in millions)
Assets
Cash and cash equivalents	$71.4	$23.3
Receivables, less allowance for doubtful accounts of $4.9 in September 2003 and $4.4 in June 2004	137.3	155.5
Inventories	240.5	260.6
Deferred income taxes	5.6	7.3
Prepaid expenses and other current assets	29.8	25.9
Total current assets	484.6	472.6
Property, plant and equipment, net	208.4	192.8
Goodwill, net	163.2	163.2
Identifiable intangibles, net	63.0	57.7
Pension intangible	0.9	0.9
Deferred financing fees, net	12.0	37.3
Deferred income taxes	18.3	26.2
Other noncurrent assets	0.2	0.3
Total assets	$950.6	$951.0

Liabilities
Accounts payable	$46.7	$55.6
Current portion of long-term debt	6.2	2.4
Accrued expenses and other current liabilities	69.2	69.2
Total current liabilities	122.1	127.2
Long-term debt, net of current portion	569.5	1,039.1
Accrued pension liability	32.2	36.6
Other long-term liabilities	17.2	6.8
Total liabilities	741.0	1,209.7

Commitments and contingencies (Note 10)	—	—
Redeemable preferred stock	96.6	—
Redeemable common stock	2.6	0.1
Shareholders’ equity
Common stock:
Class A, $0.01 par value (400,000,000 shares authorized and 131,208,998 issued)	1.1	1.3
Class B, $0.01 par value, convertible, non-voting (150,000,000 shares authorized and 89,343,699 shares issued)	0.9	0.9
Additional paid-in capital	142.3	—
Retained deficit	(10.6)	(240.3)
Accumulated other comprehensive loss	(20.5)	(20.7)
Shareholder loans, including interest receivable	(2.8)	—
Total shareholders’ equity	110.4	(258.8)
Total liabilities and shareholders’ equity	$950.6	$951.0

The accompanying notes are an integral part of the financial statements.

MUELLER HOLDINGS (N.A.), INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 28, 2003	June 26, 2004
	(unaudited)
	(dollars in millions)

Net sales	$232.4	$288.7
Cost of sales	170.5	205.7
Gross profit	61.9	83.0
Selling, general and administrative expense	39.2	47.6
Stock compensation expense	0.2	15.5
Facility rationalization and related costs	0.2	—
Operating income	22.3	19.9
Interest expense and early repayment costs	(9.1)	(20.8)
Interest income	0.2	0.1
Income (loss) before income taxes	13.4	(0.8)
Income tax expense (benefit)	5.6	(3.8)
Net income	$7.8	$3.0

	Nine months ended
	June 28, 2003	June 26, 2004
	(unaudited)
	(dollars in millions)

Net sales	$671.4	$743.6
Cost of sales	495.4	533.7
Gross profit	176.0	209.9
Selling, general and administrative expense	113.9	126.6
Stock compensation expense	0.5	15.8
Facility rationalization and related costs	1.7	0.9
Operating income	59.9	66.6
Interest expense and early repayment costs	(28.3)	(42.0)
Interest income	0.7	0.5
Income before income taxes	32.3	25.1
Income tax expense	13.2	6.6
Net income	$19.1	$18.5

The accompanying notes are an integral part of the financial statements.

MUELLER HOLDINGS (N.A.), INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 28, 2003	June 26, 2004
	(dollars in millions)
Cash flows from operating activities
Net income	$19.1	$18.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35.5	34.3
Amortization of intangibles	12.5	13.5
Amortization of deferred financing fees	2.1	2.1
Amortization of tooling	1.7	1.7
Write off of deferred financing fees	—	7.0
Deferred income taxes	4.1	(9.5)
Stock compensation (non-cash amounts)	0.5	3.2
Asset impairment	1.4	0.1
Unrealized gain on interest rate swaps	(9.8)	(10.4)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	3.7	(14.7)
Inventories	(21.2)	(9.9)
Prepaid expenses and other current assets	(1.0)	2.2
Pension, net	4.4	4.0
Accounts payable, accrued expenses and other current liabilities	(5.2)	5.5
Accrued royalty expense	(13.5)	—
Other, net	(1.2)	2.5
Net cash provided by operating activities	33.1	50.2
Cash flows from investing activities
Purchase of property, plant and equipment	(12.6)	(17.4)
Loss on disposal of property, plant and equipment	0.5	0.6
Acquisition of businesses, net of cash acquired	(11.2)	(19.8)
Decrease in restricted cash	11.6	—
Net cash provided by (used in) investing activities	(11.7)	(36.6)
Cash flows from financing activities
Proceeds from short-term borrowings	—	9.2
Payment of short-term debt	—	(9.2)
Proceeds from long-term debt	—	1,070.1
Payment of long-term debt	(2.6)	(603.4)
Redemption of preferred stock	—	(106.5)
Financing of assets through capital leases	(0.8)	(1.0)
Payment of deferred financing fees	—	(34.5)
Dividends paid (excluding amounts paid to optionholders)	—	(386.6)
Contributed capital	0.7	—
Net cash used in financing activities	(2.7)	(61.9)
Effect of exchange rate changes on cash	10.7	0.2
Increase (decrease) in cash and cash equivalents	29.4	(48.1)
Cash and cash equivalents
Beginning of period	20.9	71.4
End of period	$50.3	$23.3

The accompanying notes are an integral part of the financial statements.

MUELLER HOLDINGS (N.A.), INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 26, 2004

(UNAUDITED)

1.  Basis of Presentation

Mueller Holdings (N.A.), Inc. (“Holdings” or the “Company”) is the parent company of Mueller Group, Inc. (“Group”).  The accompanying unaudited condensed consolidated financial statements of Mueller Holdings (N.A.), Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair presentation have been made. Operating results for the three months ended June 26, 2004 and the nine months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2003 as seen in our registration statement filed on Form S-4.

2. Segment Information

Our operations consist of two operating segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”:  Mueller Co. and Anvil.  The operating segments are organized around differences in products and are consistent with how the operating entities are being managed, how resources are being allocated, and information used by the chief operating decision maker.  Mueller Co. products consist primarily of hydrants, water and gas valves and related products used in water, power and gas distribution.  Anvil products consist primarily of pipe fittings and couplings, pipe nipples and hangers and purchased products related to piping systems used in a variety of applications.

The accounting policies of both of the segments are the same as those described in Note 3.  Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs.  Our determination of segment earnings does not reflect allocations of certain corporate expenses not attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense, interest income and income taxes.  Corporate expenses include costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions.  Corporate assets include items booked at the date of the Company’s inception such as step-up on fixed assets and non-compete agreements with the predecessor parent company, as well as intellectual property.  These assets and any related depreciation or amortization expense have not been pushed down to Mueller Co. and Anvil.  Therefore, segment earnings are not reflective of results on a stand-alone basis.

The Company evaluates segment performance based on EBITDA.  EBITDA is defined as income (loss) before cumulative effect of accounting change plus income tax expense, interest expense (not net of interest income), depreciation and amortization expense.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment - net, goodwill, and identifiable intangibles.  Summarized financial information for our segments follows:

	Three months ended June 26, 2004	Three months ended June 28, 2003	Nine months ended June 26, 2004	Nine months ended June 28, 2003
	(dollars in millions)
Net Sales:
Mueller Co.	$172.4	$136.0	$432.7	$384.2
Anvil	116.3	96.4	310.9	287.2
Consolidated	288.7	232.4	743.6	671.4
Intersegment sales:
Mueller Co.	4.1	3.2	10.1	9.6
Anvil	0.2	0.1	0.5	0.4
Consolidated	4.3	3.3	10.6	10.0
EBITDA:
Mueller Co.	45.2	32.9	111.4	94.0
Anvil	10.8	9.0	28.8	23.5
Corporate	(19.7)	(2.6)	(23.6)	(7.2)
Consolidated	36.3	39.3	116.6	110.3
Depreciation and amortization:
Mueller Co.	5.7	6.3	17.9	18.2
Anvil	4.3	4.2	12.7	12.5
Corporate	6.3	6.3	18.9	19.0
Consolidated	16.3	16.8	49.5	49.7
Impairment charges:
Mueller Co.	—	0.1	—	1.0
Anvil	—	0.1	0.1	0.4
Corporate	—	—	—	—
Consolidated	—	0.2	0.1	1.4
Capital expenditures:
Mueller Co.	3.1	2.9	9.3	7.8
Anvil	3.3	1.5	8.1	4.8
Corporate	—	—	—	—
Consolidated	6.4	4.4	17.4	12.6

	At June 26, 2004	At September 30, 2003
Total assets:
Mueller Co.	$505.7	$498.9
Anvil	301.7	273.2
Corporate	143.6	178.5
Consolidated	951.0	950.6
Goodwill:
Mueller Co.	149.1	149.2
Anvil	14.1	14.0
Consolidated	163.2	163.2
Identifiable intangibles:
Mueller Co.	6.6	5.7
Anvil	7.5	1.6
Corporate	43.6	55.7
Consolidated	57.7	63.0

We present EBITDA because we consider it an important supplemental measure of our performance.  A reconciliation of consolidated EBITDA to consolidated income before income taxes follows:

	Three months ended June 26, 2004	Three months ended June 28, 2003	Nine Months ended June 26, 2004	Nine Months ended June 28, 2003
	(dollars in millions)
Total consolidated EBITDA	$36.3	$39.3	$116.6	$110.3
Interest expense and early repayment costs	(20.8)	(9.1)	(42.0)	(28.3)
Depreciation and amortization	(16.3)	(16.8)	(49.5)	(49.7)
Income (loss) before income taxes	$(0.8)	$13.4	$25.1	$32.3

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment – net, as determined by the physical location of the assets, were as follows for the nine months ended June 26, 2004 and June 28, 2003:

	Nine months ended June 26, 2004	Nine months ended June 28, 2003
	(dollars in millions)

Net sales:
United States	$618.6	$562.7
Canada	116.7	98.7
Other Countries	8.3	10.0
	$743.6	$671.4

	At June 26, 2004	At September 30, 2003
Property, plant and equipment, net:
United States	$180.1	$195.1
Canada	11.4	12.4
Other Countries	1.3	0.9
	$192.8	$208.4

3.  Summary of Significant Accounting Policies

Fiscal Year -The Company’s fiscal year ends on September 30. The Company’s third quarter ends on the Saturday preceding June 30.

Inventory -Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly.

Goodwill, Intangible Assets and Other Assets -In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” the Company no longer amortizes goodwill, but instead tests it for impairment at least annually. In addition, the Company no longer amortizes indefinite lived intangibles, such as tradenames, but instead tests these assets for impairment in accordance with the standard until their lives are determined to no longer be indefinite. Recognized intangible assets that have definite lives are amortized over their respective estimated useful lives.

Identifiable intangible assets consist of the following:

	September 30, 2003		June 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)

Amortized intangible assets
Non-compete agreements	$82.9	$67.2	$84.7	$80.0
Patents	0.5	0.1	0.5	0.1
Design and engineering drawing rights	2.9	0.6	7.3	0.9
Customer relationships	2.0	0.1	4.0	0.5
	88.3	68.0	96.5	81.5
Indefinite-lived intangible assets
Tradenames	42.7	—	42.7	—
	$131.0	$68.0	$139.2	$81.5

Aggregated amortization expense for the nine months ended June 28, 2003 and June 26, 2004 was $12.5 million and $13.5 million, respectively. Estimated amortization for the years ending September 30, 2004, 2005, 2006, 2007 and 2008 is $15.0 million, $1.2 million, $1.0 million, $0.4 million and $0.4 million, respectively.  The $13.8 million decrease from 2004 to 2005 is due to a non-compete agreement becoming fully amortized in August 2004.

The changes in various amortizable intangible assets’ gross carrying amount for the nine months ended June 26, 2004 relate primarily to acquisitions (see Note 4).

Deferred Financing Fees — Deferred costs of debt financing included in other non-current assets are amortized over the life of the related debt agreements, which range from one to eight years.  Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments”.  During the quarter ended June 26, 2004, the Company entered into a new senior credit facility and issued new notes, as described in Note 6.  These transactions resulted in recording $34.5 million of new deferred financing fees, and because the new credit facility represented a partial extinguishment of the former credit facility, a write-off of $6.6 million of existing deferred financing fees.

Warranty Costs -The Company accrues for the estimated cost of product warranties at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company’s product warranty:

	Three months Ended June 26, 2004	Nine months Ended June 26, 2004
	(dollars in millions)

Beginning balance	$0.9	$0.9
Accruals for warranties	2.0	4.5
Settlement of warranty claims	(0.9)	(3.4)

Accrual at June 26, 2004	$2.0	$2.0

Income Taxes -The Company’s current estimated effective tax rate for fiscal 2004 is 40 percent, excluding discrete items. Discrete third quarter events which include the conclusion of the federal tax examination, the conclusion of certain state tax examinations and expiration of certain state statutes of limitation allowed the Company to adjust tax accruals by approximately $6.4 million.  Additional third quarter financing is expected to inhibit the Company’s ability to realize deferred tax assets related to Foreign Tax Credits. Therefore, the Company has recorded a full valuation allowance against such assets equal to $0.5 million.  Additionally, a deduction of Foreign Tax Credits of approximately $2.3 million was claimed in the third quarter, reducing the previously expected benefit by $1.4 million.

A reconciliation of tax expense at the current estimated effective tax rate of 40% to the total recorded income tax expense for the quarter and nine months ended June 26, 2004 is as follows:

	Three months Ended June 26, 2004	Nine months Ended June 26, 2004
	(dollars in millions)

Tax expense at current estimated effective rate	$0.3	$10.7
Adjustment of tax accruals for conclusion of examinations and expiration of certain state statutes	(6.4)	(6.4)
Deduction of Foreign Tax Credits	1.4	1.4
Creation of valuation allowance related to Foreign Tax Credits	0.5	0.5
Other, including the effect on prior period deferred tax balances of change in effective rate	0.4	0.4

Tax expense (benefit) for period ended June 26, 2004	$(3.8)	$6.6

Comprehensive Income -The Company’s comprehensive income for the three and the nine months ended June 26, 2004 consisted of foreign currency adjustments of $(1.1) million and $0.2 million, respectively, and minimum pension liability adjustments of $(0.4) million for both periods.

Related Party Transactions -In April 2004, the Company paid Credit Suisse First Boston, LLC (“CSFB”), an affiliate of the DLJ Merchant Banking funds (a principal stockholder of Mueller Holdings (N.A.), Inc.), fees and expenses of $24.5 million in connection with the arrangement and syndication of our senior credit facility, the arrangement as sole lead bookrunning manager for our Second Priority Senior Secured Floating Rate notes due 2011, our 10% Senior Subordinated Notes due 2012 and our Senior Discount Notes due 2014.  The Company also paid CSFB a management fee of $0.1 million for each of the three month periods ended June 28, 2003 and June 26, 2004.

Stock-Based Compensation -The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which requires recognizing compensation costs based upon the intrinsic value of the equity instrument at the grant date. The FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which encourages companies to recognize compensation costs based upon the fair value of the equity instrument at the grant date. However, SFAS No. 123 allows companies to continue to apply the provisions of APB No. 25 and make pro forma disclosures assuming a hypothetical fair value application. The Company has adopted the pro forma disclosure provisions of SFAS No. 123.

The Company recognizes compensation cost for stock-based compensation arrangements equal to the difference, if any, between the quoted market price of the stock option and the exercise price at the date of the grant in accordance with the provisions of APB No. 25. All options granted under the Management Incentive Plan were issued at quoted market prices at the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation -Transition and Disclosure,” to stock-based employee compensation.

	Three months ended June 28, 2003	Three months ended June 26, 2004	Nine months ended June 28,2003	Nine months ended June 26, 2004
	(dollars in millions)

Net income, as reported	$7.8	$3.0	$19.1	$18.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	——	(0.3)	(0.2)
Pro forma net income	$7.7	$3.0	$18.8	$18.3

Use of Estimates -The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these financial statements include allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from those estimates.

4. Acquisitions

Effective January 15, 2004, the Company acquired certain assets of STAR Pipe, Inc. (“STAR”).  The acquisition is being accounted for in accordance with SFAS No. 141 and the operating results have been included in the consolidated results since the date of acquisition.  STAR is a leading distributor of foreign-sourced cast and grooved fittings and couplings.  The STAR acquisition provides an entry into the foreign-sourced product marketplace.  The acquisition’s purchase price is $17 million, and was paid in cash.

The following summary presents the preliminary estimated fair values of the assets and liabilities assumed as of January 15, 2004:

(dollars in millions)

Current assets	$13.5
Property, plant & equipment	0.4
Intangible assets	6.7
Total assets	$20.6
Current liabilities	3.6
Net assets acquired	$17.0

As part of the acquisition, the Company has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit.  The maximum potential deferred payment amount is $23 million.  Management currently estimates the deferred payment could total approximately $11 to $13 million for the deferred payment period which begins February 1, 2004 and ends January 31, 2007.  The deferred payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different.  The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement.

The final purchase price allocation is subject to completion of certain asset valuations, which the Company is in the process of finalizing.  The preliminary allocation of purchase price could change based upon completion of these valuations.  Additionally, to the extent the fair value of assets acquired exceeds purchase price, a deferred credit will be recorded as the purchase agreement contains a provision for future contingent consideration (deferred payment).

The preliminary intangible assets acquired include trademarks, customer relationships and a non-compete agreement with the former owners.  These intangibles are being amortized over their estimated useful lives of ten years, three years and five years, respectively.

Also effective January 15, 2004, the Company acquired certain assets of Modern Molded Products (“Modern Molded”).  The acquisition is being accounted for in accordance with SFAS No. 141 and the operating results have been included in the consolidated results since the date of acquisition.  The purchase of the assets and technology of Modern Molded will allow the company to internally produce parts that we previously purchased.  The acquisition will allow the Company to reduce spending as well as to increase product supply line predictability. The acquisition’s purchase price is $2.8 million and was paid in cash.

The following summary presents the preliminary estimated fair values of the assets and liabilities assumed as of January 15, 2004:

(dollars in millions)

Current assets	$0.2
Property, plant & equipment	0.7
Intangible assets	1.9

Net assets acquired	$2.8

The intangible assets acquired include a non-compete agreement with the former owners and purchased technology.  These intangibles are being amortized over their estimated useful lives of five years.

The following unaudited pro forma summary presents the consolidated results of operations for the quarter and nine months ended June 28, 2003 and June 26, 2004 as if the acquisitions of STAR and Modern Molded had occurred as of October 1, 2002:

	Three months ended		Nine months ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(dollars in millions)
Net Sales	$238.5	$288.7	$688.4	$751.2
Net income	8.2	3.0	20.0	18.8

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

5.  New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have any impact on the Company’s financial condition or results of operations.

On December 24, 2003, the FASB issued a revision to Staff Interpretation (FIN) No. 46 (revised 2003), which clarified some of the provisions of the original Interpretation No. 46 “Consolidation of Variable Interest Entities,” and exempted certain entities from its requirements. The application of revised FIN 46 is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business entities, for all other types of entities is required in financial statements for periods ending March 15, 2004. The Company does not believe the revised FIN No. 46 will have a material effect on its financial condition or results of operations and the Company will provide the disclosures, where appropriate, as provided for in revised FIN No. 46.  At June 26, 2004 the Company did not have any entities that would be considered variable interest entities.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 retains the disclosures required by the original Statement No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The provisions of Statement 132 remain in effect until the provisions of the revised Statement 132 are adopted. This revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this revised Statement are effective for interim periods beginning after December 15, 2003. The Company has provided the additional required disclosure information.

On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue

Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As discussed in Note 7, Holdings issued 16% Senior Exchangeable Preferred Stock in connection with the formation of the Company which would be subject to SFAS 150 for the fiscal year beginning October 1, 2004.  The preferred stock was redeemed by Holdings on April 23, 2004 (see Note 6).  Therefore, the adoption of this statement will not have any impact on the Company’s financial condition or result of operations.

6.  Borrowing Arrangements and Recapitalization

Long-Term Debt:

	September 30, 2003	June 26 2004
	(dollars in millions)

Credit facility
Term loans	$523.4	$515.0
Senior subordinated notes	50.0	—
Second Priority Senior Secured Notes	—	100.0
10% Senior Subordinated Notes	—	315.0
14 ¾% Senior discount notes (1)	—	109.0
Capital lease obligations	2.3	2.5

	575.7	1,041.5
Less current portion	(6.2)	(2.4)
	$569.5	$1,039.1

(1) The accreted value of the notes is reduced by $3.7 million to reflect the fair market value assigned to the warrants sold as units with the notes.  The fair market value assigned to the warrants is reflected in stockholders’ equity.

A schedule of debt maturities as of June 26, 2004 is as follows:

	Less than 1 year	1 -3 years	4 - 5 years	After 5 years	Total
	(dollars in millions)

Term loans	$1.4	$10.9	$10.9	$491.8	$515.0
Second Priority Senior Secured Notes	—	—	—	100.0	100.0
10% Senior Subordinated Notes	—	—	—	315.0	315.0
14 ¾% Senior Discount Notes	—	—	—	109.0	109.0
Capital lease obligations	1.0	1.5	—	—	2.5
Total debt maturities	$2.4	$12.4	$10.9	$906.8	$1,041.5

Recapitalization and refinancing

At April 23, 2004 Group completed a refinancing of existing term loans, issuance of $415 million of new notes and payment of a dividend to Holdings.  Existing ownership of the Company was unchanged as a result of these transactions.  The transactions are described further as follows:

Second Priority Senior Secured Floating Rate Notes:  Group issued $100 million of such notes.  Interest on the secured notes is payable at a rate equal to the three-month reserve-adjusted London-interbank offered rate, or LIBOR, which is reset quarterly, plus 4.75% on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2004.  The interest rate for the first interest period ending August 1, 2004 was 5.89% per annum.  The secured notes mature in 2011 and are guaranteed by each of the existing domestic restricted subsidiaries and secured by second-priority liens on the assets securing the senior credit facility (other than certain subsidiary stock and assets of Holdings). The secured notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments and also include a maintenance covenant limiting Group’s senior total leverage as a multiple of EBITDA, as defined in the indenture.

10% Senior Subordinated Notes:  Group issued $315 million of such notes.  Interest on the subordinated notes is payable at an annual rate of 10% on May 1 and November 1 of each year, beginning on November 1, 2004.  The subordinated notes mature in 2012 and are guaranteed by each of Group’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments.

Senior Credit Facility:  Group entered into a new senior credit facility, which includes a $545 million amortizing term loan maturing seven years after closing and an $80.0 million revolving credit facility that will terminate five years after closing. The revolving credit facility and/or the term loan facility are expected to be subject to a potential, although uncommitted, increase of up to an aggregate of $50.0 million at Group’s request at any time prior to maturity. In addition, although uncommitted, a foreign currency sub-facility may be made available to one or more of Group’s restricted foreign subsidiaries in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. This increase and the additional foreign currency sub-facility will only be available if one or more financial institutions agree to provide them.

Borrowings under the senior credit facility are generally expected to bear interest based on a margin over, at Group’s option, the base rate or LIBOR. The applicable margin is 3.25% over LIBOR and 2.00% over the base rate for borrowings under the revolving senior credit facility and 3.25% over LIBOR and 2.00% over the base rate for term loans. Beginning at a time set forth in the senior credit facility, the applicable margin for revolving credit loans varies based upon the ratio of consolidated debt to EBITDA, as defined in the senior credit facility. Group’s obligations under the senior credit facility are guaranteed by Holdings and all of Group’s existing or future domestic restricted subsidiaries and is secured by substantially all of the assets of Group and its subsidiary guarantors, including a pledge of the capital stock of all Group’s existing and future domestic subsidiaries, a pledge of no more than 65.0% of the voting stock of any of Group’s foreign subsidiaries, a pledge of all intercompany indebtedness in favor of Group and its domestic restricted subsidiaries, and a pledge of Group’s capital stock by Holdings. The senior credit facility contains customary covenants, including covenants that limit Group’s ability to incur debt and liens, pay dividends and make investments and capital expenditures, and events of default.

Senior Discount Notes:  At April 29, 2004, Holdings issued 223,000 units, each consisting of $1,000 principal amount at maturity of 14¾% Senior Discount Notes due 2014 and one warrant to purchase 109.80889 shares of Class A common stock, par value $0.01 per share, of the Company. After the separation date, the notes and the warrants are separately transferable.  The notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior indebtedness. The notes are effectively subordinated to all of its existing and future secured debt and to all indebtedness and other liabilities of its subsidiaries, including Group.  The Company used the proceeds to pay an additional dividend to its equityholders.

At June 26, 2004, Group and Holdings were in compliance with all restrictive covenants.

Use of proceeds from recapitalization and refinancing

The Company used the net proceeds from these offerings and the credit facility borrowings to repay all existing loans under Group’s existing credit facility together with accrued interest and a 1.0% prepayment premium thereon and to pay a dividend to our equityholders, which was used to (i) redeem the preferred stock at a price equal to liquidation preference ($105.5 million at April 23, 2004) plus a 1.0% premium thereon, (ii) pay a dividend to its common stockholders of $1.91 per share, or approximately $386.6 million in the aggregate and (iii) make a payment to its employee optionholders of the excess of the per share dividend to our common stockholders over the exercise price of their options, or $12.6 million in the aggregate. Group retained approximately $10.0 million of proceeds from its offerings to be used for general corporate purposes.

Senior Subordinated Debt -The senior subordinated debt at September 30, 2003 consisted of promissory notes with a principal amount of $50.0 million. A majority of these notes were owned or held by an owner of the Company. These notes accrued interest at a rate of 14.0% per annum, payable semi-annually.

On November 14, 2003, Group redeemed the notes in full, along with accrued and unpaid interest of $0.3 million and early redemption penalty of $7.0 million. Additionally, $0.4 million of deferred financing fees were written off.

Interest Rate Swap - Group has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of June 26, 2004, a notional principal amount of $150 million in swap agreements is still outstanding and scheduled to mature between July 2004 and July 2005. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 7.55% at June 26, 2004. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. While Group is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparties to such swaps, management believes such nonperformance is unlikely to occur given the financial resources of the counterparties.

Distributions to Holdings – Holdings has no material assets other than its ownership of Group’s capital stock and accordingly depends upon distributions from Group to satisfy its cash needs.  The Company’s principal cash needs will be debt service on its Senior Discount Notes due 2014.  These notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of the Company and its subsidiaries (including Group) to incur debt, pay dividends and make investments.  Neither Group nor any of its subsidiaries guarantee these notes.  The Company, however, is a holding company and its ability to pay interest on the notes will be dependent upon the receipt of dividends from its subsidiaries. Group is currently Holdings’ only direct subsidiary.  However, the terms of Group’s borrowing arrangements significantly restrict its ability to pay dividends to Holdings.

7. Shareholders’ Equity

A summary of the changes in the components of Shareholders’ Equity since September 30, 2003 is as follows:

	Class A Common Stock	Class B Common Stock	Add’l Paid-In Capital	Retained Deficit	Accum. Other Compre- hensive Loss	Shareholder Loans	Total	Redeem- able Preferred Stock	Redeem- able Common Stock
	(dollars in millions)

Balance at September 30, 2003	1.1	0.9	142.3	(10.6)	(20.5)	(2.8)	110.4	96.6	2.6
Issuance of stock	0.2		(0.2)				—
Employee stock compensation			15.8				15.8
Fair market value of warrants			3.7				3.7
Accretion of redeemable preferred stock			(9.9)				(9.9)	9.9
Retirement of preferred stock							—	(106.5)
Interest on shareholder loans						(0.2)	(0.2)		(0.2)
Repayment of shareholder loans, including interest				(6.2)		3.0	(3.2)		3.2
Dividends paid			(151.7)	(242.0)			(393.7)		(5.5)
Net income				18.5			18.5
Change in foreign currency translation adjustment					0.2		0.2
Additional minimum pension liability, net of tax					(0.4)		(0.4)
Balance at June 26, 2004	1.3	0.9	—	(240.3)	(20.7)	—	(258.8)	—	0.1

As of June 26, 2004, there were 131,208,998 shares of Class A common stock and 89,343,699 shares of Class B common stock outstanding.

8. Redeemable Preferred Stock

Redeemable Preferred Stock -In connection with the Company’s formation in 1999, Holdings issued two million shares of 16% Senior Exchangeable Preferred Stock, due August 15, 2010, par value $0.01 per share (“preferred stock”). The preferred stock bears dividends at a rate of 16% per annum, which dividends will accrue or be payable in cash, at Holdings’ option until August 2006 and must be paid in cash thereafter when and if declared by Holdings’ board out of funds legally available therefor. The liquidation value on any future date is the sum of $25 per share plus the dividend accretion since issuance.

Upon a change of control or upon the payment by the Company of certain types of restricted payments, including payment of dividends on the common stock of the Company, the preferred stock is subject to redemption at the holder’s option at 101% of its liquidation preference. Additionally, the stock is subject to mandatory redemption for cash in August 2010 out of funds legally available therefor. Group’s credit facility imposes restrictions upon its ability to make distributions to the Company. A failure by the Company to pay dividends or redeem such stock when required or a breach of certain covenants would entitle the holders to two directors on the Company’s board.

The Company may at its option redeem the preferred stock at the following liquidation values:

Year beginning August 15,	Percentage liquidation value

2004	108.000%
2005	105.333%
2006	102.667%
2007 and thereafter	100.000%

The preferred stock, in certain circumstances, is exchangeable at the option of the Company for 16% Senior Subordinated Exchange Debentures due 2010.

The accretion of dividends of $1.9 million and $9.9 million for the three months and the nine months ended June 26, 2004, respectively, was accounted for as a non-cash transaction.  The accretion reduces the net income available to common shareholders.  As described in Note 6, the preferred stock was redeemed by the Company on April 23, 2004.

Redeemable Common Stock – Group has entered into an employment agreement with Dale Smith, Group’s president and Chief Executive Officer.  This agreement, in certain circumstances, gives Mr. Smith the right to sell to the Company, at a price equal to the fair market value of his equity interests as of the date of such sale or purchase, his shares of common stock.  The Company has classified an amount representing the initial fair value of the redeemable shares of common stock owned by Mr. Smith outside of permanent equity. At September 30, 2003 and June 26, 2004 there were 5.5 million Class A common shares outstanding.  Shareholder loans and interest receivable associated with these shares at September 30, 2003 were approximately $3.2 million.  The loans and all related interest receivable were paid in full by Mr. Smith, in connection with the recapitalization of the Company during the third quarter of 2004.  Therefore, there were no loans and interest outstanding at June 26, 2004.  These shares of common stock have not been marked-to-market as the circumstances that would give rise to Mr. Smith’s right to sell, and the Company’s obligation to purchase Mr. Smith’s shares of common stock , are considered remote currently.

9.  Derivative Instruments

Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Any gains and losses on derivative instruments that are reported in Accumulated Other Comprehensive Income (Loss) are included in earnings in the periods in which earnings are affected by the hedged item. All gains or losses on interest rate swaps since the adoption of SFAS No. 133 have been included in earnings and have not been included in Accumulated Other Comprehensive Income (Loss) as the Company has not treated these instruments as hedges under SFAS 133.

For a derivative to qualify as a hedge at inception and throughout the hedge period, the Company must formally document the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Any financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Interest Rate Swaps -At June 26, 2004 and September 30, 2003 the fair value of interest rate swaps was a liability of $6.8 million and $17.2 million, respectively, and has been recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets.

10.  Commitments and Contingencies

The Company is subject to retention on certain contracts, with the retention portion of the amount receivable paid upon project completion.

In the normal course of business, the Company incurs claims with respect to product liability. Such claims are insured up to certain limits, with such policies containing certain self-insured retention limits. Prior to August 1999, product liability and environmental claims that occurred are subject to indemnification by Tyco, based on the provisions of the acquisition agreement.

Workers compensation claims are self-insured by the Company to the extent of stop loss coverage per claim. The claim liability is recorded based on an actuarially determined estimate of the present value of the obligation outstanding at year-end. The recorded reserve at September 30, 2003 and June 26, 2004 was approximately $7.2 million and $8.0 million, respectively.

The Company is subject to warranty claims related to sales of water meters that can be read remotely by hand-held or drive-by electronic readers. Radio transmitters purchased from one of its third party vendors have demonstrated a high failure rate and actions to correct the issue have been only partially effective. To date, the third party vendor has taken financial responsibility with respect to this matter and the Company has incurred insignificant costs. However, should the third party vendor be unable to correct the issue or be unable to meet its warranty obligations with respect to this matter, the Company may find it necessary to replace the third party vendors’ radio transmitters, which is not expected to exceed $3 million. The Company has estimated that it will incur costs of approximately $1 million related to the warranty claims.  The Company has accrued $1 million as of June 26, 2004.

Certain of our products contain lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of our products offered for sale in California. In certain cases, we have entered into settlement agreements with these environmental advocacy groups to modify our products or offer substitutes. The Company may incur additional costs to implement the provisions under these settlement agreements. Further, similar issues may be raised by other advocacy groups in other jurisdictions under Proposition 65.

The Company expects to incur costs at its steel and iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004.  The Company is in the process of performing an analysis to assess the impact of these standards on the financial results of the Company.

James Jones Company and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. Any liability associated with the lawsuit is covered by an indemnification from our previous owner.

On March 31, 2004, Anvil International entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at Anvil’s formerly operated Statesboro, Georgia site. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. While the ultimate investigatory and remedial costs are currently unknown, the total costs are estimated to be between $0.3 million and $0.5 million.  The Company has accrued $0.3 million as of June 26, 2004.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

11. Net Periodic Benefit Cost – Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Audited Consolidated Financial Statements for the year ended September 30, 2003, as found in our registration statement filed on Form S-4 (File No. 333-116590).

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months and the nine months ended June 26, 2004:

	Three months ended June 26, 2004	Nine months ended June 26, 2004
	(dollars in millions)
Service cost	$0.5	$1.5
Interest cost	1.4	4.2
Expected return (loss) on plan assets	(1.1)	(3.4)
Amortization of loss	0.6	2.0
Net periodic cost	$1.4	$4.3

Employer Contributions

As of June 26, 2004, no contributions have been made and there are no anticipated statutory funding requirements for the remainder of 2004.

12.  Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	September 30, 2003	June 26, 2004
	(dollars in millions)

Inventories
Purchased materials and manufactured parts	$46.3	$43.7
Work in process	65.6	71.9
Finished goods	128.6	145.0

	$240.5	$260.6

13.  Supplementary Income Statement Information

The components of interest expense are presented below:

	Three months ended		Nine months ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(dollars in millions)

Interest expense and early repayment costs:
Contractual interest expense	$11.4	$17.3	$36.0	$36.2
Deferred financing fee amortization	0.7	1.0	2.1	2.2
Senior subordinated debt early redemption penalty	—	—	—	7.0
Write off of deferred financing fees	—	6.6	—	7.0
Interest rate swap gains	(3.0)	(4.1)	(9.8)	(10.4)

Total interest expense and early repayment costs	$9.1	$20.8	$28.3	$42.0

A reconciliation of net income to income available to common shareholders is as follows:

	Three months ended		Nine months ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(dollars in millions)

Net income	$7.8	$3.0	$19.1	$18.5
Less preferred share accretion	(3.6)	(1.3)	(10.4)	(9.3)

Net income available to common shareholders	$4.2	$1.7	$8.7	$9.2

14.  Stock Plans

Effective August 31, 2000, Holdings implemented its Management Incentive Plan and its Direct Investment Program. These stock plans were created with the purpose of attracting, retaining and motivating key employees of the Company. Prior to August 31, 2000, the Company did not have an employee stock option plan or a stock purchase plan; however, certain employees of the Company had been granted stock and stock options under Tyco’s stock award plans.

Direct Investment Program -Under the Direct Investment Program, certain employees are allowed to purchase a specific number of shares of Holdings, at a price equal to fair value at the time of the purchase. Under the plan, Holdings will loan the employee up to 50% of the total purchase price on a non-recourse basis. However, all shares of the plan are pledged as collateral. Holdings is authorized to grant 10 million shares under the plan and issued approximately 9.5 million shares at a purchase price of $1.00 per share and 0.5 million shares at a purchase price of $1.50 per share as of September 30, 2003. The Company recorded non-cash compensation expense of $1.0 million for the nine months ended June 26, 2004, related to the loan portion of the shares purchased pursuant to the Direct Investment Program.

During 2003, the Company’s chief executive officer purchased 476,244 shares of Holdings stock at $1.50 per share under the Direct Investment Program. As a result, the Company increased paid in capital by approximately $0.7 million in 2003.

In connection with the recapitalization completed in April 2004, all outstanding employee loans were repaid in full by the employees.  There are no remaining shares available for purchase as of June 26, 2004.

Management Incentive Plan -Under the Management Incentive Plan, Holdings is authorized to grant stock options to key individuals of the Company. The options are granted to purchase common shares of Holdings at prices equal to the fair value of the common shares on the date the options are granted. The options become fully vested and exercisable on the eighth anniversary of the date of grant, provided that the individual is in the employment of the Company at all times during the vesting period. The agreement provides for accelerated vesting if certain milestones are achieved. The options expire on the tenth anniversary of the grant date.

Holdings is authorized to grant options for 15 million shares. All options granted have an exercise price equal to the fair value at the date of grant. As of result, no compensation expense was required to be recognized prior to the refinancing discussed in Note 6.

In connection with the refinancing, Holdings modified these stock option awards to accelerate vesting upon completion of a refinancing.  A portion of the dividend distribution to Holdings was used to make a payment to its employee optionholders of the excess of the per share dividend to its common stockholders over the exercise price of their options, or approximately $12.6 million in the aggregate, and the options were cancelled.  The option buyout resulted in an additional charge of approximately $14.8 million ($12.6 million cash charge and $2.2 million non-cash charge) upon completion of the refinancing in the quarter ending June 26, 2004.  Additionally, the Company has recorded a non-cash compensation charge of approximately $0.7 million related to the loan portion of the shares purchased pursuant to the Direct Investment Program.

Information with respect to stock option activity under the Company’s plan is as follows:

	Number of Common Shares	Option Price Per Share	Weighted Average Exercise Price

September 30, 2001	12,968,875	1.00	1.00

Granted	370,000	1.19	1.19
Cancelled	(106,900)	1.00	1.00

September 30, 2002	13,231,975	$1.00 to $1.19	$1.01

Granted	1,700,000	1.50	1.50
Cancelled	(203,550)	1.00	1.00

September 30, 2003	14,728,425	$1.00 to $1.50	$1.06

Cancelled	(120,656)	$1.00 to $1.50	$1.12

March 27, 2004	14,607,769	$1.00 to $1.50	$1.06
Exercised	(14,607,769)	$1.00 to $1.50	$1.06

June 26, 2004	0

There were no options authorized, granted, or outstanding on June 26, 2004.

15.  Facility Rationalization and Related Costs

During the three months and nine months ended June 28, 2003, the Company continued its efforts to reduce operating costs. After reviewing its facility utilization and associated assets, the Company recorded charges of $0.2 million and $1.7 million, respectively, related to asset impairment.

For the three months ended June 26, 2004, the Company recorded no charge.  For the nine months ended June 26, 2004, the Company recorded $0.9 million, related to asset impairment, environmental issues at a closed facility in Statesboro, GA (see note 10) and lease expense at a closed and vacated facility.

16.  Subsequent Event

On August 26, 2004, Group entered into a First Amendment to its Second Amended and Restated Credit Agreement, dated as of April 23, 2004 (the “Credit Agreement”).

The First amendment provides for, among other things.  (1) the reduction of the term loan pricing for LIBOR-based loans to LIBOR plus 2.75% and for Base Rate Loans to the Base Rate plus 1.50%, and (2) the ability to use certain available cash to retire junior debt subject to a maximum Leverage Ratio and maximum annual basket amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of the federal securities laws.  All statements other than statements of historical fact are statements that could be deemed forward looking statements, including projections of revenue, gross margin, expenses,  earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Mueller Holdings (N.A.), Inc. (“Holdings”, the “Company”, “we”, “us”, “our”) intends, expects, projects, believes or anticipates will or may occur in the future.  Forward looking statements may be characterized by terminology such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, and similar expressions.  These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These forward looking statements are subject to a number of risks and uncertainties, including but not limited to:

•                  The Company’s ability to continue long-standing relationships with major customers;

•                  Increased competition;

•                  Demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products;

•                  Adverse changes in currency exchange rates or raw material prices, specifically steel scrap, steel pipe and brass ingot;

•                  Unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters;

•                  Risks related to terrorist activities and the U.S. and international response thereto;

•                  The Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•                  Assumptions relating to pension costs;

•                  The Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•                  Other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements.  These forward looking statements speak only as of the date of this Quarterly Report.  The company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

Overview

We are a leading North American manufacturer of a broad range of flow control products for use in water distribution, water and wastewater treatment facilities, gas distribution systems and piping systems and maintain a large installed base of products. We are comprised of two segments: Mueller Company (“Mueller Co.”), a leading manufacturer of hydrants, valves and other products for use in water and gas distribution systems; and Anvil International (“Anvil”), a leading manufacturer of fittings, pipe hangers and other products for use in piping system applications.

Our products are sold to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. We believe that our sales are substantially driven by new residential and non-residential construction and by infrastructure replacement, repair and upgrades. Even though our products are generally sold through distributors to contractors, for most of our Mueller Co. products it is the end-user who either chooses the brand to be used or specifies the qualities that the required product must have, including approvals from industry standard-setting bodies. We believe that, because of our reputation for quality and our large installed base of products, our products are specified more often than those made by our competitors, which provides us with a competitive advantage and helps ensure that our market share will remain strong.

Our Mueller Co. segment has benefited from the relatively stable residential construction market in the United States in recent years, as well as new product introductions and, to a lesser extent, acquisitions, partially offset by a slow down in state and local government spending to upgrade, repair and replace water and waste water distribution infrastructure due to budgetary constraints resulting from recent adverse economic conditions. We expect spending on infrastructure to increase as the economy continues to improve.

Overall demand for Anvil’s products is primarily driven by non-residential construction in the United States and Canada which has been impacted during the recent downturn in the economy. Anvil competes in the market for piping component products which are principally used in mechanical applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. We estimate that 70% of Anvil’s products are used in mechanical applications and the remainder in fire protection systems. Anvil has been adversely impacted by increased foreign competition with respect to fire protection products. These products compete primarily on price and are sold at lower prices by foreign manufacturers. Although imported products have been accepted in certain applications, many municipalities, end-users, and contractors require the use of domestically manufactured products in their projects. For example, Pennsylvania requires that all state-funded projects use domestically manufactured steel products. However, as part of our strategy to complement Anvil’s existing product offerings, we recently acquired the business and assets of the construction division of STAR, an importer of iron and grooved fittings produced in China, India and Malaysia. We believe that our acquisition of STAR will allow Anvil to enter the market for lower cost, foreign-produced fire-protection products and grow Anvil’s overall market share. Anvil has also reduced the amount of purchased products that it sells, which are generally lower-margin, which has reduced its revenues while improving its profitability. We expect to benefit from improvements in economic conditions that have a positive impact on non-residential construction.

Results of Operations

Three Months Ended June 26, 2004 As Compared to the Three Months Ended June 28, 2003

	Three months ended				FY04 Q3 vs. FY03 Q3
	June 26, 2004		June 28, 2003
		Percentage of net sales (2)		Percentage of net sales (2)	Increase / (decrease)	Change in percentage of net sales
	(dollars in millions)

Net sales
Mueller Co.	$172.4	59.7%	$136.0	58.5%	$36.4	1.2%
Anvil	116.3	40.3	96.4	41.5	19.9	(1.2)
Consolidated	288.7	100.0	232.4	100.0	56.3	—

Gross profit
Mueller Co.	56.6	32.8	41.5	30.5	15.1	2.3
Anvil	26.4	22.7	20.4	21.2	6.0	1.5
Consolidated	83.0	28.7	61.9	26.6	21.1	2.1

Selling, general and administrative expenses
Mueller Co.	17.1	9.9	14.8	10.9	2.3	(1.0)
Anvil	19.9	17.1	15.5	16.1	4.4	1.0
Corporate	10.6	3.7	8.9	3.8	1.7	(0.1)
Consolidated	47.6	16.5	39.2	16.9	8.4	(0.4)

Stock compensation expense
Corporate	15.5	5.4	0.2	0.1	15.3	5.3
Facility rationalization and related costs
Mueller Co.	—	—	0.1	0.6	(0.1)	(0.6)
Anvil	—	—	0.1	1.1	(0.1)	(1.1)
Consolidated	—	—	0.2	0.5	(0.2)	(0.5)

Operating Profit
Mueller Co.	39.5	22.9	26.6	19.6	12.9	3.3
Anvil	6.5	5.6	4.8	5.0	1.7	0.6
Corporate	(26.1)	(9.0)	(9.1)	(3.9)	(17.0)	(5.1)
Consolidated	19.9	6.9	22.3	9.6	(2.4)	(2.7)
Interest expense	(20.8)	(7.2)	(9.1)	(3.9)	(11.7)	(3.3)
Interest income	0.1	—	0.2	—	(0.1)	—
Income before inc taxes	(0.8)	(0.2)	13.4	5.8	(14.2)	(6.0)
Income tax expense	(3.8)	(1.3)	5.6	2.4	(9.4)	(3.7)
Net income	$3.0	1.0%	$7.8	3.4%	$(4.8)	(2.4)

EBITDA (1)
Mueller Co.	45.2	26.2	32.9	24.2	12.3	2.0
Anvil	10.8	9.3	9.0	9.3	1.8	—
Corporate	(19.7)	(6.8)	(2.6)	(1.1)	(16.9)	(5.7)
Consolidated	$36.3	12.6%	$39.3	16.9%	$(2.8)	(4.3)%

(1)                                  EBITDA is defined as income (loss) before cumulative effect of accounting change plus income tax expense, interest expense (not net of interest income), depreciation and amortization expense.

(2)                                  Percentages are by segment, if applicable.

 Net Sales.  Net sales for the three months ended June 26, 2004 were $288.7 million, or a 24.2% increase from $232.4 million for the three months ended June 28, 2003.

Mueller Co. net sales for the three months ended June 26, 2004 were $172.4 million, or a 26.8% increase from $136.0 million for the three months ended June 28, 2003. The increase in net sales was primarily driven by volume growth, as well as increased selling prices, particularly in iron fire hydrants, water valve products and brass water products.  Volume growth for these products was approximately $32.5 million and was driven by strong residential construction, favorable weather conditions and improved general economic conditions.  Increased prices were due to a price increase announced by the company in February.

Anvil net sales for the three months ended June 26, 2004 were $116.3 million, or a 20.6% increase from $96.4 million for the three months ended June 28, 2003. The acquisition of STAR accounted for $6.2 million of this increase.  The remaining increase in Anvil net sales was primarily driven by continued improvement in the non-residential construction markets, as well as a sales price increase announced in the second quarter.

 Gross Profit.  Gross profit for the three months ended June 26, 2004 was $83.0 million, or a 34.1% increase from $61.9 million for the three months ended June 28, 2003. Gross profit, as a percentage of net sales, or gross margin, increased from 26.6% in 2003 to 28.7% in 2004.

Mueller Co. gross profit for the three months ended June 26, 2004 was $56.6 million, or a 36.4% increase from $41.5 million for the three months ended June 28, 2003. Gross margin increased 2.3% from 30.5% in 2003 to 32.8% in 2004. The increase in Mueller Co. gross profit was primarily driven by increased selling prices on iron water valves, hydrants, and brass water products, increased sales volume, increased fixed overhead absorption due to higher production levels, and a favorable product mix.  These positive factors were partly offset by increased warranty expense and continued high raw material prices.

Anvil gross profit for the three months ended June 26, 2004 was $26.4 million, or a 29.4% increase from $20.4 million for the three months ended June 28, 2003. Gross margin increased 1.5% from 21.2% to 22.7%.  The acquisition of STAR contributed $1.0 million.  The remaining increase was primarily due to the impact of the price and volume increases discussed in Net Sales, partially offset by increased manufacturing costs, most notably steel pipe and steel scrap costs.

 Selling, General & Administrative Expense.  Selling, General and Administrative expenses (“SG&A”) for the three months ended June 26, 2004 were $47.6 million, or a 21.4% increase from $39.2 million for the three months ended June 28, 2003. As a percentage of net sales, SG&A decreased from 16.9% in 2003 to 16.5% in 2004.

Mueller Co. SG&A for the three months ended June 26, 2004 was $17.1 million, or a 15.5% increase from $14.8 million for the three months ended June 28, 2003. As a percentage of net sales, SG&A decreased from 10.9% in 2003 to 9.9% in 2004. The increase in SG&A costs are mainly attributable to $0.6 million increase in amortization expense related to intangibles acquired in 2003 and 2004, maintenance and tooling assets, increased product redesign costs of $0.9 million and increased compensation expense.

Anvil SG&A for the three months ended June 26, 2004 was $19.9 million, or a 28.4% increase from $15.5 million for the three months ended June 28, 2003. As a percentage of net sales, SG&A increased from 16.1% in 2003 to 17.1% in 2004.  The STAR acquisition contributed $1.1 million of new selling expense and $0.3 million in amortization expense.  Increased compensation expense and sales and warehousing costs associated with increased sales volume accounted for the remainder of the increase.

Corporate expenses for the three months ended June 26, 2004 were $10.6 million as compared to $8.9 million for the three months ended June 28, 2003, an increase of $1.7 million.  This was primarily due to legal and accounting fees incurred in 2004 in connection with the recapitalization of the Company, and increased compensation costs.  Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Stock Compensation Expense.  Corporate stock compensation expense for the three months ended June 26, 2004 was $15.5 million as compared to $0.2 million for the three months ended June 28, 2003.  This was primarily due to $15.5 million of compensation charges ($12.6 million cash and $2.9 million non-cash) for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004.

 Facility Rationalization and Related Costs.  There were no facility rationalization costs for the three months ended June 26, 2004, as compared to $0.2 million for the three months ended June 28, 2003.

 Interest Expense.  Interest expense for the three months ended June 26, 2004 was $20.8 million, or an $11.7 million increase from $9.1 million for the three months ended June 28, 2003. This was primarily due to $6.6 million of deferred financing fees written off for the partial extinguishment of term debt and $6.7 million of interest expense on the newly issued $315.0 million and $100.0 million of subordinated notes and $2.7 million accretion on discount notes..  This was offset by $1.7 million of interest expense in 2003 on $50.0 million of subordinated notes which were retired in November 2003, and an additional $1.0 million reduction in interest expense in 2004 related to the valuation of interest rate swaps.

 Income Tax Expense.  The effective tax rates, excluding discrete third quarter items, for the three months ended June 26, 2004 and for the three months ended June 28, 2003 were 40% and 41%, respectively. Discrete third quarter events which include the conclusion of the federal and certain state tax examinations and expiration of certain state statutes of limitation allowed the Company to adjust tax accruals of approximately $6.4 million.  Partially offsetting these items were $2.3 million of charges related to Foreign Tax Credits and the effects of other items, including changes in the effective rate on prior period deferred tax balances.

 EBITDA.  EBITDA for the three months ended June 26, 2004 was $36.3 million, or a 7.1% decrease from $39.3 million for the three months ended June 28, 2003. EBITDA margin decreased from 16.9% to 12.6%.

Mueller Co. EBITDA for the three months ended June 26, 2004 was $45.2 million, which was $12.3 million or 37.4% higher than the $32.9 million for the three months ended June 28, 2003.  This increase was driven by improved sales volume and price and increased production as described above.  This was partially offset by increased manufacturing costs, most notably steel scrap and brass ingot.

Anvil EBITDA was $10.8 million for the three months ended June 26, 2004, which was $1.8 million higher than the $9.0 million reported for the three months ended June 28, 2003.  The acquisition of STAR contributed $0.2 million, with the remainder of the increase being driven by price and volume increases as described in the Net Sales section.  These increases were partially offset by increased manufacturing costs, most notably steel pipe and steel scrap costs.

Corporate EBITDA was $(19.7) million for the three months ended June 26, 2004 compared to $(2.6) million for the prior year period.  This increased expense was primarily driven by compensation charges for employee optionholders and fees related to the recapitalization of the company and increased compensation costs as described in the SG&A and stock compensation expense sections above.

Nine Months Ended June 26, 2004 As Compared to Nine Months Ended June 28, 2003

	Nine months ended				2004 vs. 2003
	June 26, 2004		June 28, 2003
		Percentage of net sales (2)		Percentage of net sales (2)	Increase / (decrease)	Change in percentage of net sales
	(dollars in millions)

Net sales
Mueller Co.	$432.7	58.2%	$384.2	57.2%	$48.5	1.0%
Anvil	310.9	41.8	287.2	42.8	23.7	(1.0)
Consolidated	743.6	100.0	671.4	100.0	72.2	—

Gross profit
Mueller Co.	139.5	32.2	114.3	29.8	25.2	2.4
Anvil	70.4	22.6	61.7	21.5	8.7	1.1
Consolidated	209.9	28.2	176.0	26.2	33.9	2.0

Selling, general and administrative expenses
Mueller Co.	46.0	10.6	37.5	9.8	8.5	0.8
Anvil	53.4	17.2	50.0	17.4	3.4	(0.2)
Corporate	27.2	3.7	26.4	3.9	0.8	(0.2)
Consolidated	126.6	17.0	113.9	17.0	12.7	—

Stock compensation expense
Corporate	15.8	2.1	0.5	0.1	15.3	2.0
Facility rationalization and related costs
Mueller Co.	—	—	1.0	0.3	(1.0)	(0.3)
Anvil	0.9	0.3	0.7	0.2	0.2	0.1
Consolidated	0.9	0.1	1.7	0.3	(0.8)	(0.2)

Operating Profit
Mueller Co.	93.5	21.6	75.8	19.7	17.7	1.9
Anvil	16.1	5.2	11.0	3.8	5.1	1.4
Corporate	(43.0)	(5.8)	(26.9)	(4.0)	(16.1)	(1.8)
Consolidated	66.6	9.0	59.9	8.9	6.7	0.1
Interest expense	(42.0)	(5.6)	(28.3)	(4.2)	(13.7)	(1.4)
Interest income	0.5	—	0.7	0.1	(0.2)	(0.1)
Income before inc taxes	25.1	3.4	32.3	4.8	(7.2)	(1.4)
Income tax expense	6.6	0.9	13.2	2.0	(6.6)	(1.1)
Net income	$18.5	2.5%	$19.1	2.8%	($0.6)	(0.3)%

EBITDA (1)
Mueller Co.	111.4	25.7	94.0	24.5	17.4	1.2
Anvil	28.8	9.3	23.5	8.2	5.3	1.1
Corporate	(23.6)	(3.2)	(7.2)	(1.1)	(16.4)	(2.1)
Consolidated	$116.6	15.7%	$110.3	16.4%	$6.3	(0.7)%

(1)          EBITDA is defined as income (loss) before cumulative effect of accounting change plus income tax expense, interest expense (not net of interest income), depreciation and amortization expense.

(2)          Percentages are by segment, if applicable.

 Net Sales.  Net sales for the nine months ended June 26, 2004 increased by $72.2 million, or

10.8%, from $671.4 million in 2003 to $743.6 million in 2004.

Mueller Co. net sales for the nine months ended June 26, 2004 increased by $48.5 million, or 12.6%, from $384.2 million in 2003 to $432.7 million in 2004. The increase in net sales was primarily driven by volume and pricing growth, particularly in iron fire hydrants, water valve and brass water products.  This growth was driven by the continued strength in the residential construction market, favorable weather conditions and improved general economic conditions.  Increased prices were due to a price increase announced by the company in February. The Milliken Valve acquisition, completed in January 2003, contributed $3.6 million.

Anvil net sales for the nine months ended June 26, 2004 increased by $23.7 million, or 8.3%, from $287.2 million in 2003 to $310.9 million in 2004. The STAR acquisition accounted for $11.4 million of increased sales.  The US non-residential construction market experienced increased activity which as led to increased sales volume offset by softening of power plant construction.  In addition, sales price increases contributed to the revenue growth.

 Gross Profit.  Gross profit for the nine months ended June 26, 2004 increased $33.9 million, from $176.0 million in 2003 to $209.9 million in 2004. Gross margin increased from 26.2% to 28.2%.

Mueller Co. gross profit for the nine months ended June 26, 2004 increased $25.2 million, from $114.3 million in 2003 to $139.5 million in 2004. Gross margin increased from 29.8% in 2003 to 32.2% in 2004. The increase in gross profit was primarily driven by increased selling prices and volumes on iron fire hydrants, water valves and brass water products, favorable product mix, increase fixed overhead absorption due to higher production levels, the acquisition of Milliken Valve (which contributed $1.2 million), focused efforts to reduce spending, and the strength of the Canadian dollar (relative to the US dollar).

Anvil gross profit for the nine months ended June 26, 2004 increased $8.7 million, from $61.7 million in 2003 to $70.4 million in 2004. Gross margin increased 1.1% from 21.5% to 22.6%. The STAR acquisition contributed $2.0 million.  The remaining increase was primarily driven by price increases announced in the second quarter of fiscal year 2004 and the strength of the Canadian dollar relative to the US dollar.  This was partially offset by increased raw material costs.

 Selling, General & Administrative Expense.  SG&A for the nine months ended June 26, 2004 increased $12.7 million, from $113.9 million in 2003 to $126.6 million in 2004. As a percentage of net sales, SG&A remained stable at 17.0%.

Mueller Co. SG&A for the nine months ended June 26, 2004 was $46.0 million, or a 22.7% increase from $37.5 million for the nine months ended June 28, 2003.  As a percentage of net sales, SG&A increased from 9.8% in 2003 to 10.6% in 2004. This increase in SG&A expense as a percentage of net sales was driven in part by the Milliken acquisition, which contributed $0.7 million of new expense. Excluding the impact of the Milliken acquisitions, SG&A expense increased $7.0 million, driven by a $1.9 million increase in amortization expense related to intangibles acquired in 2003 and 2004 and maintenance and tooling inventory, higher sales commission and other compensation costs, the addition of sales personnel and a new local sales office, increased provisions for doubtful accounts due to higher sales volumes, increased product redesign costs of $0.4 million, and higher year-over-year group medical costs due to an increase in claims activity.

Anvil SG&A for the nine months ended June 26, 2004 increased $3.4 million, or 6.8%, from $50.0 million in 2003 to $53.4 million in 2004. As a percentage of net sales, SG&A decreased from 17.4% in 2003 to 17.2% in 2004.  The STAR acquisition added $2.1 million of new expense.  The remaining increase was driven by increased compensation expense and sales and warehousing costs associated with higher sales.  These increases were offset by continued cost reductions and facility rationalization related to Anvil’s US distribution network, a decrease in severance costs paid as part of Anvil’s facility rationalization and other costs incurred with a fire loss in Columbia in the first quarter of fiscal year 2003.

Corporate expenses for the nine months ended June 26, 2004 were $27.2 million as compared to $26.4 million in 2003, an increase of $0.8 million primarily due to increased compensation charges and legal and accounting fees related to the recapitalization of the Company in 2004.

Stock Compensation Expense.  Corporate stock compensation expense for the nine months ended June 26, 2004 was $15.8 million, an increase of $15.3 million from 2003.  This was due to a $15.5 million charge ($12.6 million cash and $2.9 million non-cash) for employee optionholders in connection with the recapitalization of the Company.

 Facility rationalization and related costs.  Mueller Co. facility rationalization costs decreased $1.0 million in 2004 as compared to 2003, reflecting lower asset impairment charges. Anvil costs increased $0.2 million in 2004 as compared to 2003, reflecting higher facility consolidation and cost reduction activity.

 Interest Expense.  Interest expense for the nine months ended June 26, 2004 was $42.0 million, or a 48.4% increase from $28.3 million for 2003.  In November 2003, $50.0 million of senior subordinated notes due 2009 were redeemed.  As a result, interest expense for the nine months ending June 26, 2004 increased relative to the prior period due to a $7.0 million prepayment premium and a $0.4 million write-off of deferred financing fees.  This was partially offset by a $4.4 million reduction in interest expense as a result of the redemption of our senior subordinated notes due 2009.  Also, in April 2004 the term debt was refinanced and new bonds for $315.0 million and $100.0 million were issued plus the discount notes.  This resulted in an additional write-off of term debt deferred financing fees of $6.6 million, $6.7 million of interest expense on the new bonds, $2.6 million of accretion on the discount notes and $1.3 million of increased amortization on a larger balance of deferred financing fees.  These increases were partly offset by a $5.1 million decrease in term debt interest expense due to lower interest rates.

 Income Tax Expense.  Income tax expense for the nine months ended June 26, 2004 was $6.6 million as compared to $13.2 million in 2003. The effective tax rate, excluding discrete items in 2004, was 40% in both years.  Discrete third quarter events allowed the Company to adjust tax accruals, as described in the quarterly comparison section.

 EBITDA.  EBITDA for the nine months ended June 26, 2004 increased by $6.3 million, or 5.7%, from $110.3 million in 2003 to $116.6 million in 2004. EBITDA margin decreased from 16.4% in 2003 to 15.7% in 2004.

Mueller Co. EBITDA for the nine months ended June 26, 2004 was $111.4 million, a $17.4 million increase over the $94.0 million of EBITDA reported for the nine months ended June 28, 2003.  This increase was primarily driven by increased sales volumes and selling prices on water valves and hydrants, increased absorption of fixed overhead costs due to higher production volumes, the strength of the Canadian dollar relative to the US dollar and the acquisition of Milliken Valve (contributing $0.5 million).  These increases were partially offset by higher raw material prices (brass ingot and steel scrap) and selling, general and administrative expenses as described in the Mueller Co. SG&A section above.

Anvil EBITDA increased $5.3 million to $28.8 million for the nine months ended June 26, 2004.  This is a 22.6% increase over the $23.5 million of EBITDA for the same period in 2003.  This increase was primarily driven by increased selling prices in the second quarter of fiscal 2004, the strength of the Canadian dollar relative to the US dollar, and the acquisition of STAR.  These increases were partially offset by rising raw material prices and weaker sales volumes in the first quarter of fiscal 2004.

Corporate EBITDA changed by $(16.4) million from $(7.2) million for the nine months ended June 28, 2003 to $(23.6) million for the nine months ended June 26, 2004.  This was primarily due to compensation charges as described in the Corporate Stock Compensation Expense section above.

Liquidity and Capital Resources

We are a holding company and have no direct material operations.  Our only material asset is our ownership of Group, and our only material liabilities are the notes, our guarantee of the senior credit facility and our potential obligation to repurchase Dale Smith’s equity interest (see note 8).  Our principal source of liquidity has been and is expected to be dividends from Group and our principal use of cash will be for debt service beginning in 2009.

The senior credit facility, secured notes and subordinated notes described below are obligations of Group and impose limitations on its ability to pay dividends to us.  For example, the secured notes and subordinated notes limit the amount of “restricted payments” (including dividends) that Group can make.   Generally, Group can make dividends only if its fixed charge coverage ratio (as defined) is 2.5 to 1 or better and only from an amount equal to 50% of its cumulative net income (as defined) since January 1, 2004, subject to certain exceptions.  The senior credit facility generally prohibits “restricted payments”, including dividends, by Group, subject to certain exceptions, including payments for overhead expenses (including advisory fees to Credit Suisse First Boston LLC under the financial advisory agreement), taxes, the repurchase or redemption of our capital stock held by employees of Group (subject to certain conditions and limitations), and mandatory payments of interest under the notes (so long as there is no default or event of default).  Group’s ability to generate net income will depend upon various factors that may be beyond our control.  Accordingly, Group may not generate sufficient cash flow or be permitted by the terms of its debt instruments to pay dividends or distributions to us in amounts sufficient to allow it to pay cash interest on the notes.  We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

Group’s principal sources of liquidity have been and are expected to be cash flow from operations and borrowings under the senior credit facility.  Its principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to us to finance our cash needs and possible acquisitions.

Debt Service

As of June 26, 2004 we had: (a) total indebtedness of approximately $1,041.5 million; and (b) approximately $61.0 million of borrowings available under our senior credit facility, subject to customary conditions. As of June 26, 2004 we had obtained $18.9 million in letters of credit, which reduces availability for borrowings thereunder. Our significant debt service obligations could have material consequences to our security holders.  Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements.  The most restrictive covenant in effect at June 26, 2004 related to our leverage ratio, as defined in the debt arrangements, which required approximately $155 million of EBITDA over the trailing twelve months, based on our net debt outstanding.  Our EBITDA, as defined in the agreements, exceeded $190 million over the trailing twelve months.

Senior Credit Facility.  The senior credit facility includes a $545.0 million amortizing term loan maturing April 22, 2011 and an $80.0 million revolving credit facility that will terminate April 22, 2009. The revolving credit facility and/or the term loan facility is subject to a potential, although uncommitted, increase of up to an aggregate of $50.0 million at our request at any time prior to maturity. In addition, although uncommitted, a sub-facility may be made available to one or more of our restricted foreign subsidiaries in an aggregate principal amount of up to $30.0 million or the foreign currency equivalent of thereof. This increase and the additional foreign currency sub-facility will only be available if one or more financial institutions agree to provide them.

Borrowings under the senior credit facility bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin will be 3.25% over LIBOR and 2.00% over the base rate for borrowings under the revolving senior credit facility and 3.25% over LIBOR and 2.00% over the base rate for term loans. Beginning at a time set forth in the senior credit facility, the applicable margin for revolving credit loans is expected to vary based upon Group’s ratio of consolidated debt to EBITDA, as defined in the senior credit facility. Group’s obligations under the senior credit facility are guaranteed by us and all of Group’s existing or future domestic restricted subsidiaries and are secured by substantially all of the assets of Group and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65.0% of the voting stock of any foreign subsidiary, a pledge of all intercompany indebtedness in favor of Group and its domestic restricted subsidiaries, and a pledge of Group’s capital stock by us. The senior credit facility contains customary covenants, including covenants that limit Group’s ability to incur debt and liens, pay dividends and make investments and capital expenditures, and events of default.

Senior Discount Notes.  The notes will mature in 2014.  No cash interest will accrue on the notes prior to April 15, 2009.  The notes had an initial accreted value of $493.596 per $1,000 principal amount at maturity of notes on April 29, 2004.  The accreted value of each note will increase from the date of issuance until April 15, 2009, at a rate of 14.75% per annum, compounded semi-annually such that the accreted value will equal the principal amount at maturity on April 15, 2009.  Thereafter, cash interest on the notes will accrue and be payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2009 at a rate of 14.75% per annum.  The notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

Secured Notes.  The secured notes will mature in 2011 and are guaranteed by each of Group’s existing domestic restricted subsidiaries and secured by second-priority liens on the assets securing Group’s senior credit facility (other than certain subsidiary stock and our assets). Interest on the secured notes will be payable quarterly in cash at a rate equal to three-month LIBOR plus 4.75%. The secured notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments and also include a maintenance covenant limiting Group’s senior total leverage as a multiple of EBITDA, as defined in the indenture.

Subordinated Notes.  The subordinated notes will mature in 2012 and are guaranteed by each of Group’s existing domestic restricted subsidiaries. Interest on the subordinated notes is payable semi-annually in cash. The subordinated notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments.

Capital Expenditures

The senior credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to maintain the properties and business of our continuing operations.

Sources of Funds

We anticipate that our operating cash flow, together with permitted borrowings under the senior credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

From time to time we may explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms.

Historical

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility.  From time to time, we have also raised additional funds through term debt offerings.

Cash flows from operating activities.  Net cash provided by operations was $50.2 million for the first nine months of 2004, an increase of $17.1 million compared to the first nine months of 2003. The improvement was primarily the result of increased earnings before depreciation, amortization and non-cash charges, and a rise in accounts payable caused by increased production to meet demand.  This was partially offset by increases in accounts receivable due to higher sales in the third quarter of fiscal 2004.

 Cash flows used in investing activities.  In the first nine months of 2004 we had net cash used in investing activities of $36.6 million compared to net cash used in the first nine months of 2003 of $11.7 million. This was primarily due to the decrease in restricted cash of $11.6 million in the first nine months of 2003 as the final royalty payment was made to Tyco. Also, cash paid for acquired companies increased from $11.2 million in 2003 to $19.8 million in 2004, and capital expenditures were $4.8 million higher in 2004.

 Cash flows from financing activities.  Cash flows used in financing activities increased from $2.7 million in the first nine months of 2003 to $61.9 million in the first nine months of 2004. This was primarily due to early payment of $50 million of subordinated notes due 2009 and $30.0 million of early payments on our senior credit facility term debt.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in “—Qualitative and Quantitative Disclosure About Market Risk—Interest Rate Risk”) or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of June 26, 2004, we had $18.9 million of letters of credit and $10.9 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of June 26, 2004:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1—3 Years	4—5 Years	After 5 Years	Total
	(dollars in millions)

Long-term debt
Principal on long-term debt	$1.4	$10.9	$10.9	$1,013.2	$1,036.4
Interest on long-term debt(1)	60.4	120.8	120.8	432.1	734.1
Capital lease obligations	1.0	1.5	—	—	2.5
Operating leases	8.2	12.2	5.4	2.2	28.0
Unconditional purchase obligations(2)	8.0	—	—	—	8.0
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$79.0	$145.4	$137.1	$1,447.5	$1,809.0

(1)                                  Interest on the senior credit facility and secured notes is calculated using LIBOR of 1.34%, the rate in effect on June 26, 2004. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rate under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly.

(2)                                  Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)                                  Excludes the deferred payment portion of the purchase price for Star. The Star purchase price is subject to adjustment to reflect, among other things, a deferred payment to be made by us to the extent that the gross profit of the business exceeds the target gross profit from February 1, 2004 to January 31, 2007. Although the maximum amount payable is $23 million, we estimate that the total deferred payment will be approximately $11.0 to $13.0 million. This calculation of the potential Star purchase price adjustment is based on management’s best estimate; however, the actual adjustment may be materially different.

Effect of Inflation; Seasonality

We do not believe that general inflation has had a material impact on our financial position or results of operations, with the exception of recent increases in the cost of our raw materials.

Our business is dependent upon the construction industry, which is very seasonal due to the impact of winter or wet weather conditions. Our net sales and operating income have historically been lowest, and our working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally face weather that restricts significant construction activity and we build working capital in anticipation of the peak construction season, during which time our working capital tends to be reduced.

Critical Accounting Policies

Our significant accounting policies are described in our audited consolidated financial statements for the year ended September 30, 2003 as found in our registration statement filed on Form S-4 (File No. 333-116590). While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. An update of certain of our most critical accounting policies since September 30, 2003 is as follows:

Pensions

We sponsor a number of defined benefit retirement plans. The liabilities and annual income or expense of our plans is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return.

In developing the expected long-term rate of return assumption for pension fund assets, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. We also considered our historical 10-year compound returns. We anticipate that, as the economy recovers, our investment managers will continue to generate long-term rates of return of 7.9%. Our expected long-term rate of return is based on an assumed asset allocation of 65% equity funds and 35% fixed-income funds.

The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased to 6.0% at September 30, 2003 from 6.8% at September 30, 2002.

Lowering the expected long-term rate of return by 0.5% (from 7.9% to 7.4%) would have increased our pension expense for the year ended September 30, 2003 by approximately $0.3 million. Lowering the discount rate assumptions by 0.5% would have increased our pension expense for the year ended September 30, 2003 by approximately $0.4 million.

Revenue Recognition

Revenue is recognized when title and risk of loss is transferred to the customer, which is generally upon receipt of the product by the customer. Revenue is reduced at the time of sale for cash discounts and rebates. We review cash discounts and rebates, sales returns and bad debts and maintain reserves based on the historical trends. If cash discounts and rebates, returns or bad debts were to increase, additional reserves could be required.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market value. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on regular analysis of our historical usage levels. If our evaluation is incorrect, we could be required to take larger reserves.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to reduce our estimates of future taxable income, we could be required to record a valuation allowance against our deferred tax assets.

The Company has recorded provisions associated with income tax exposures.  Such provisions require significant judgment and are adjusted when events or circumstances occur that would require a change in the estimated accrual.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, including intangible assets, for impairments whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and, in any event, at least annually. We consider the carrying value of a long-lived asset to have been impaired if the anticipated undiscounted cash flows from such an asset is less than its carrying value. If our operating performance declines significantly, we may need to record impairment charges to reduce the carrying value of our long-lived assets. Effective October 1, 2001, the Company adopted SFAS No. 142, which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually and also allows indefinite lived intangibles, such as tradenames, to no longer be amortized. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. Goodwill is tested for impairment at least annually, using both a discounted cash flow method and a market comparable method. As of October 1, 2001, September 30, 2002 and 2003, no impairment was indicated.

Stock-Based Compensation

We account for our stock-based compensation plan under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which requires recognizing compensation costs based upon the intrinsic value of the equity instrument at the grant date. The FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which encourages companies to recognize compensation costs based upon the fair value of the equity instrument at the grant date. However, SFAS No. 123 allows companies to continue to apply the provisions of APB No. 25 and make pro forma disclosures assuming a hypothetical fair value application. We have adopted the pro forma disclosure provisions of SFAS No. 123.

We recognize compensation cost for stock-based compensation arrangements equal to the difference, if any, between the fair value of the stock option and the exercise price at the date of the grant in accordance with the provisions of APB No. 25. All options granted under the Management Incentive Plan were issued at fair value at the date of grant. Fair value is determined by a committee of the board of Mueller Holdings (or the board of Mueller Holdings as a whole, if no committee is constituted), which will take into account as appropriate recent sales of shares of Mueller Holdings’ common stock, recent valuations of such shares, any discount associated with the absence of a public market for such shares and such other factors as the committee (or the board, as the case may be) deems relevant or appropriate in its discretion.

Certain of our employees held options in Mueller Holdings shares. In connection with the refinancing, Mueller Holdings modified these stock option awards to accelerate vesting upon completion of a refinancing. A portion of the dividend distribution to Mueller Holdings was used to make a payment to its employee optionholders of the excess of the per share dividend to Mueller Holdings’ common stockholders over the exercise price of their options, or approximately $12.6 million in the aggregate, and the options were cancelled. The option buy-out resulted in an additional charge of approximately $14.8 million ($12.6 million cash charge and $2.2 million non-cash charge) in the third quarter of 2004.  Additionally, Mueller Holdings recorded a non-cash compensation charge of approximately $0.7 million related to the loan portion of the shares purchased pursuant to the Mueller Holdings’ Direct Investment Program. These charges total $15.5 million.

Derivative Instruments and Hedging Activities

We currently use interest rate swaps as required in our existing senior credit facility to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with SFAS No. 133. All gains or losses since the adoption of SFAS

No. 133 associated with interest rate swaps have been included in earnings and not Accumulated Other Comprehensive Income (Loss).

For a derivative to qualify as a hedge at inception and throughout the hedge period, we must formally document the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Any financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Additionally, we utilize forward contracts to mitigate our exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currency to which we are exposed and as to which we seek to hedge our exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in our consolidated statement of earnings.  As of June 26, 2004, we had forward foreign exchange contracts outstanding with a notional principal amount of $3.0 million to hedge our Canadian operations’ exposure to currency fluctuations on products purchased from U.S. suppliers.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. Interpretation No. 46 did not have a material impact on our consolidated financial statements at the date of adoption or at September 30, 2003.  On December 24, 2003, the FASB issued a revision to Staff Interpretation (FIN) No. 46 (revised 2003), which clarified some of the provisions of the original Interpretation No. 46 and exempted certain entities from its requirements. The application of revised FIN 46 is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business entities, for all other types of entities is required in financial statements for periods ending March 15, 2004. We do not believe the revised FIN No. 46 will have a material effect on our financial condition or results of operations and we will provide the disclosures, where appropriate, as provided for in revised FIN No. 46.  At June 26, 2004 we did not have any entities that would be considered variable interest entities.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 retains the disclosures required by the original Statement No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The provisions of Statement 132 remain in effect until the provisions of the revised Statement 132 are adopted. This revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this revised Statement are effective for interim periods beginning after December 15, 2003. We have provided the additional required disclosure information.

On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task

Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Mueller Holdings issued 16% Senior Exchangeable Preferred Stock in connection with its formation which would be subject to SFAS 150 for the fiscal year beginning October 1, 2004.  The preferred stock was redeemed by Mueller Holdings on April 23, 2004.  Therefore, the adoption of this statement will not have any impact on our financial condition or result of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments and U.S. government securities. We believe that those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Interest Rate Risk

At June 26, 2004 we had fixed rate debt of $426.5 million and variable rate debt of $615.0 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.2 million per year.

We have entered into interest rate swap agreements with a notional principal amount of $150.0 million in order to reduce interest rate risks and manage interest expense. The swap agreements, which mature between July 2004 and July 2005, effectively convert floating rate debt under our credit facility into fixed-rate debt and carry an average fixed interest rate of 7.55% at June 26, 2004. We plan to retain these interest rate swaps and intend to enter into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on our new floating rate debt.

The senior credit facility requires us to enter into interest rate protection agreements no later than January 23, 2005 that have the effect of causing the interest on at least half of our total long-term, non-revolving debt to be fixed.

Currency Risk

Outside of the United States, we maintain assets and operations in Canada and, to a much lesser extent, China. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues is in foreign currency than our costs, a change in the relative value of the U.S. dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins.

A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholder’s equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward foreign exchange contracts, to reduce our exposure to currency fluctuations. As of June 26, 2004, we had forward foreign exchange contracts outstanding with a notional principal amount of $3.0 million to hedge our Canadian operations’ exposure to currency fluctuations on products purchased from U.S. suppliers.

Raw Materials Risk

Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe, and scrap steel and iron, whose prices fluctuate as market supply and demand change. Accordingly, product margins and the level of profitability can fluctuate if we are not able to pass raw material costs on to our customers. Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials. We generally purchase raw materials at spot prices but may, from time to time, enter into commodity derivatives to reduce our exposure to fluctuation in the price of raw materials. As of June 26, 2004, we had no open contracts to hedge our exposure to price changes of raw materials.

ITEM 4. CONTROLS AND PROCEDURES

We became subject to the requirements of the Exchange Act and the rules promulgated thereunder on August 10, 2004.  As part of the process of complying with applicable laws and rules, we performed an evaluation of our disclosure controls and procedures as of June 26, 2004.  In August 2004, we advised our Audit Committee that a significant deficiency in internal controls had been noted related to unauthorized journal entries found at one of our Anvil facilities totaling $1.1 million made in fiscal 2003 and 2004.  Additionally, in August 2004, we advised the Audit Committee of a material weakness related to the subsequent revision of interim financial statements that we provided to our note holders under the indenture agreement prior to the filing of the Form 10-Q.

Regarding the significant deficiency, we conducted an in-depth investigation of the circumstances underlying the unauthorized journal entries and took appropriate remedial actions.  Our principal executive officer and principal financial officer believe that procedures we performed provide reasonable assurance that the identified deficiency did not lead to material misstatements in the company’s consolidated financial statements for the third quarter of 2004 Form 10-Q or any prior period.

The material weakness related to the timely and accurate preparation of the interim financial statements.  The financial statements provided to note holders on August 10, 2004 were subsequently revised primarily to increase income tax expense by $5.1 million, upon completion of the third quarter interim review procedures by PricewaterhouseCoopers (PwC).  At this time, we are taking additional steps to implement an internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act, that would allow us to produce financial statements and related disclosure within the time periods and in the form required under the Exchange Act, including on a quarterly basis.  In order to comply with these requirements, we are in the process of hiring additional accounting and finance staff and implementing new financial systems and procedures.

Other than the changes described in this Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation by our CEO and CFO during the quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The company will continue to improve its processes and procedures as appropriate in order to monitor and support its financial reporting and internal control procedures.

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 26, 2004, and taking into account the matters discussed above, including the analysis and testing we have performed, have concluded that the Company’s disclosure controls and procedures were effective (except as described above) to ensure the timely collection, evaluation and disclosure of information relating to the company that is required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

The effectiveness of any system of disclosure controls and procedures is subject to various inherent limitations, including judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud.  Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1

Certificate of Incorporation of Mueller Holdings (N.A.), Inc. (formerly Hydrant Acquisition Corp.) is incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

3.2

By-Laws of Mueller Holdings (N.A.), Inc. (formerly Hydrant Acquisition Corp.) is incorporated herein by reference to Exhibit 3.2 to our Amendment No. 1 on Form S-4 to Form S-1 as filed with the Commission on August 6, 2004 (333-116590).

4.1

Indenture, dated as of April 29, 2004, between Mueller Holdings (N.A.), Inc. and Law Debenture Trust Company of New York for the 14.75% Senior Discount Notes due 2014 is incorporated herein by reference to Exhibit 4.1 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004  (No. 333-116590).

4.2

Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the Second Priority Senior Secured Floating Rate Notes due 2011 is incorporated herein by reference to Exhibit 4.2 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

4.3

Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012 is incorporated herein by reference to Exhibit 4.3 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

4.4

Stockholders Agreement, dated as of August 16, 1999, among Mueller Holdings (N.A.) Inc. and certain other stockholders named therein is incorporated herein by reference to Exhibit 4.4 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

4.5

Amendment No. 1 to the Stockholders Agreement dated as of May 5, 2000 is incorporated herein by reference to Exhibit 4.5 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.1

Amended and Restated Mueller Holdings (N.A.), Inc. Management Incentive Plan effective as of February 10, 2003 is incorporated herein by reference to Exhibit 10.1 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.2

Mueller Holdings (N.A.), Inc. Direct Investment Program, effective as of August 31, 2000 is incorporated herein by reference to Exhibit 10.2 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.3

Second Amended and Restated Credit Agreement, dated as of April 23, 2004, among the Mueller Group, Inc., the Guarantors party thereto and the lenders party thereto is incorporated herein by reference to Exhibit 10.3 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.4

Executive Employment Agreement, dated August 16, 1999, between Mueller Group, Inc. and Dale B. Smith is incorporated herein by reference to Exhibit 10.4 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004  (No. 333-116590).

10.5

Employment Agreement, dated February 1, 2003, between Mueller Group, Inc. and George P. Bukuras is incorporated herein by reference to Exhibit 10.5 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.6

Mueller Group, Inc. Key Employee Severance Plan, effective as of March 1, 2003 is incorporated herein by reference to Exhibit 10.6 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.7

Financial Advisory Agreement, dated July 23, 1999, between Hydrant Acquisition Corp., Mueller Group, Inc. and Credit Suisse First Boston LLC (as successor to Donaldson, Lufkin & Jenrette Securities Corporation) is incorporated herein by reference to Exhibit 10.7 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

10.7.1

Assignment of Financial Advisory Agreement, dated April 27, 2004, between Hydrant Acquisition Corp, Credit Suisse First Boston LLC and DLJ Merchant Banking II, Inc. is incorporated herein by reference to Exhibit 10.7.1 to our Registration Statement of Form S-1 as filed with the Commission on June 17, 2004 (No. 333-116590).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER HOLDINGS (N.A.), INC.

Date: September 10, 2004	By:	/s/ Dale B. Smith

Dale B. Smith
President and Chief Executive Officer

Date: September 10, 2004	By:	/s/ Darrell M. Jean

Darrell M. Jean
Vice President and Chief Financial Officer