Form 10-Q
period 2005-07-02
Mueller Water Products, Inc.
filed 2005-08-12
CIK 1291000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

	Common Stock	Shares Outstanding As of August 5, 2005
Class A	$0.01 Par Value	131,208,998
Class B	$0.01 Par Value	89,343,699

MUELLER WATER PRODUCTS, INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	July 2, 2005
	(unaudited) (dollars in millions)
Assets
Cash and cash equivalents	$55.6	$65.8
Receivables, net of allowance for doubtful accounts of $5.1 and $5.3, respectively	162.0	160.9
Inventories	260.2	309.7
Income taxes receivable	4.1	0.7
Deferred income taxes	9.0	10.1
Prepaid expenses and other current assets	28.9	26.3
Total current assets	519.8	573.5
Property, plant and equipment, net	186.8	173.5
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	53.1
Pension intangible	0.8	0.8
Deferred financing fees, net	37.4	33.5
Deferred income taxes	21.1	28.6
Total assets	$984.3	$1,026.2

Liabilities
Accounts payable	$52.7	$50.2
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.9	83.6
Total current liabilities	141.8	137.7
Long-term debt, net of current portion	1,036.2	1,047.8
Accrued pension liability	29.2	33.7
Other long-term liabilities	7.8	3.6
Total liabilities	1,215.0	1,222.8
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	1.7	1.7
Shareholders’ equity
Common stock:
Class A, $0.01 par value (400,000,000 shares authorized and 131,208,998 issued)	1.3	1.3
Class B, $0.01 par value, convertible, non-voting (150,000,000 shares authorized and 89,343,699 shares issued)	0.9	0.9
Additional paid-in capital	—	—
Accumulated deficit	(218.6)	(186.7)
Accumulated other comprehensive loss	(16.0)	(13.8)
Total shareholders’ equity	(232.4)	(198.3)
Total liabilities and shareholders’ equity	$984.3	$1,026.2

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 26, 2004	July 2, 2005
	(restated)
	(unaudited) (dollars in millions)
Net sales	$289.1	$296.9
Cost of sales	204.5	200.2
Gross profit	84.6	96.7
Selling, general and administrative expense	46.8	47.8
Stock compensation expense	20.9	—
Facility rationalization, restructuring and related costs	—	—
Operating income	16.9	48.9
Interest expense and early repayment costs	(21.7)	(23.4)
Interest income	0.1	0.4
Income before income taxes	(4.7)	25.9
Income tax expense	(5.3)	9.9
Net income	$0.6	$16.0

	Nine months ended
	June 26, 2004	July 2, 2005
	(restated)
	(unaudited) (dollars in millions)
Net sales	$745.6	$838.2
Cost of sales	535.7	577.7
Gross profit	209.9	260.5
Selling, general and administrative expense	125.4	139.1
Stock compensation expense	21.2	—
Facility rationalization, restructuring and related costs	0.9	1.6
Operating income	62.4	119.8
Interest expense and early repayment costs	(42.1)	(68.0)
Interest income	0.5	1.0
Income before income taxes	20.8	52.8
Income tax expense	4.9	20.9
Net income	$15.9	$31.9

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 26, 2004	July 2, 2005
	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$15.9	$31.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.3	32.7
Amortization of intangibles and tooling	15.2	4.1
Unrealized gain on interest rate swaps	(10.4)	(4.2)
Accretion on senior discount notes and amortization of bond discount	2.4	14.1
Write-off of deferred financing fees	7.0	—
All other adjustments	7.2	(3.8)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(16.7)	1.1
Inventories	(9.1)	(49.5)
Accounts payable and accrued expenses	(3.7)	(4.8)
All other changes, net	8.7	9.6
Net cash provided by operating activities	50.8	31.2
Cash flows from investing activities
Purchase of property, plant and equipment	(17.4)	(20.8)
Acquisition of businesses, net of cash acquired	(19.8)	—
Net cash used in investing activities	(37.2)	(20.8)
Cash flows from financing activities
Proceeds from short-term borrowings	9.2	—
Payment of short-term borrowings	(9.2)	—
Proceeds from long-term debt	1,070.1	—
Payment of long-term debt, including capital lease obligations	(604.4)	(2.4)
Redemption of preferred stock	(106.5)	—
Payment of deferred financing fees	(34.5)	—
Dividends paid (excluding amounts paid to optionholders)	(386.6)	—
Net cash used in financing activities	(61.9)	(2.4)
Effect of exchange rate changes on cash	0.2	2.2
Increase (decrease) in cash and cash equivalents	(48.1)	10.2
Cash and cash equivalents
Beginning of period	71.4	55.6
End of period	$23.3	$65.8

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005

(UNAUDITED)

1.             Basis of Presentation

Mueller Water Products, Inc. (formerly Mueller Holdings (N.A.), Inc.) (“Mueller Water” or the “Company”) is the parent company of Mueller Group, Inc. (“Group”). The accompanying unaudited condensed consolidated financial statements of Mueller Water have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company’s annual financial statements. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. Operating results for the three and nine months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2004 as found in the Company’s Annual Report on Form 10-K.

2.             Restatements

In November 2004, the Company’s Audit Committee was notified of alleged potential accounting improprieties concerning the Company’s accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The law firm delivered a report that identified several areas requiring financial review by the Company principally concerning accounting for excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with its April 2004 recapitalization should be revised. As a result of these findings, the Company restated its annual and interim financial statements. For more specific information about prior period restatements, see Notes 2 and 21 of the Company’s Audited Consolidated Financial Statements for the year ended September 30, 2004 as found in Form 10-K for such fiscal year (File No. 333-116590).

The interim financial statements for the three and nine months ended June 26, 2004 were restated for the following items:

Inventory valuation adjustments

The Company determined that certain reports utilized in the assessment and establishment of excess and obsolete provisions were inaccurate and that certain items were erroneously eliminated from the provision. The interim financial statements were restated to reflect the decrease in inventory value and increase in cost of goods sold to reflect an adjustment to properly record the provision for excess and obsolete inventory reserves.

Stock-based compensation

The Company determined that the compensation expense recorded in April 2004 in connection with the Company’s recapitalization did not properly reflect the current fair value of the Company’s common stock.  The financial statements for the three months and nine months ended June 26, 2004 were restated to record stock compensation expense based on the fair value of the common stock issued.

Warrants

The Company determined that the fair value of the Company’s common stock used to measure the consideration for warrants attached to the Company’s 14 ¾% senior discount notes due 2014 did not reflect the stock’s current fair value.  The financial statements for the three months and nine months ended June 26, 2004 were restated to reflect the appropriate fair value of the common stock which resulted in an increase in additional paid-in capital and a decrease in amounts ascribed to long-term debt for the warrants issued as a unit with the senior discount notes.  The adjusted value of the warrants was recorded as debt discount, and resulted in an increase in interest expense associated with amortization of this debt discount over the life of the senior discount notes.

Research and development costs

The Company purchased certain inventory and tooling for a development project that was initially recorded in inventory and capitalized to the extent such cost related to tooling. Since there were no alternative future uses for these items, they should have been recorded as an expense as they were incurred, and no expense should have been recorded in 2004 interim periods. The interim financial statements were restated to reflect this as a research and development expense (Selling, General & Administrative) in the proper periods.

Revenue recognition adjustments

Revenues related to certain full-truckload customer shipments that were not immediately dispatched to customers by certain freight carriers used by the Company originally recognized should have been deferred until such time as the trucks were dispatched and the products delivered to the customers. The interim financial statements were restated to reflect the recognition of revenue in the proper periods.

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

Deferred financing fees

Previously expensed financing fees associated with an amendment to our senior credit facility in the first quarter of 2004 should have been capitalized and amortized over the remaining term of the facility.

Income tax effect of adjustments

As a result of the aforementioned adjustments, the income tax provisions in the interim financial statements for fiscal 2004 were also revised.  Additionally, the Company changed the classification of $3.7 million of tax obligations previously presented as part of non-current deferred tax assets as other long-term liabilities on the June 26, 2004 balance sheet.

The following tables set forth the effects of the adjustments discussed above on the Statements of Operations for the three and nine months ended June 26, 2004:

	Three Months Ended 6/26/04		Nine Months Ended 6/26/04
(dollars in millions)	As previously reported	As restated	As previously reported	As restated
Net sales	$288.7	$289.1	$743.6	$745.6
Cost of sales	205.7	204.5	533.7	535.7
Gross profit	83.0	84.6	209.9	209.9
Selling, general and administrative expense	47.6	46.8	126.6	125.4
Stock compensation expense	15.5	20.9	15.8	21.2
Facility rationalization and related costs	—	—	0.9	0.9
Operating income	19.9	16.9	66.6	62.4
Interest expense and early repayment costs	(20.8)	(21.7)	(42.0)	(42.1)
Interest income	0.1	0.1	0.5	0.5
Income before income taxes	(0.8)	(4.7)	25.1	20.8
Income tax expense	(3.8)	(5.3)	6.6	4.9
Net income	$3.0	$0.6	$18.5	$15.9

(dollars in millions)	Three Months Ended 6/26/04	Nine Months Ended 6/26/04
Net income, as previously reported	$3.0	$18.5
Increased (decreased) pretax earnings:
Inventory valuation adjustments	(0.1)	(0.2)
Research & development costs	0.8	1.2
Revenue recognition adjustments	0.1	0.6
Inventory journal entries	1.1	0.9
Stock-based compensation	(5.4)	(5.4)
Warrants	(0.1)	(0.1)
Intercompany profit elimination	0.5	(1.3)
Deferred financing fees	(0.8)	—
Total pre-tax adjustments	(3.9)	(4.3)
Income tax effect of adjustments	1.5	1.7
Net income, as restated	$0.6	$15.9

	Three Months Ended 6/26/04		Nine Months Ended 6/26/04
(dollars in millions)	As previously reported	As restated	As previously reported	As restated
Net sales:
Water infrastructure	$172.4	$172.8	$432.7	$434.7
Piping systems	116.3	116.3	310.9	310.9
Consolidated	288.7	289.1	743.6	745.6
Segment EBITDA:
Water infrastructure	45.2	46.0	111.4	113.0
Piping systems	10.8	12.4	28.8	28.4
Total segment EBITDA	56.0	58.4	140.2	141.4
Operating Income:
Water infrastructure	39.5	40.3	93.5	95.1
Piping systems	6.5	8.1	16.1	15.7
Corporate	(26.1)	(31.5)	(43.0)	(48.4)
Consolidated	19.9	16.9	66.6	62.4

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

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. Our determination of segment earnings does not reflect allocations of certain corporate expenses not attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense and early debt repayment costs, interest income and income taxes. Corporate expenses include costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include items booked at the date of the Company’s inception in 1999 related to purchase accounting valuation adjustments associated with property, plant and equipment and non-compete agreements with the predecessor parent company, as well as intangibles associated with intellectual property. These assets and any related depreciation or amortization expense were not pushed down to our water infrastructure products and piping systems products segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis.

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

	Three months ended June 26, 2004	Three months ended July 2, 2005	Nine months ended June 26, 2004	Nine months ended July 2, 2005
	(restated)		(restated)
Net Sales:
Water infrastructure	$172.8	$172.1	$434.7	$480.8
Piping systems	116.3	124.8	310.9	357.4
Consolidated	289.1	296.9	745.6	838.2

Intersegment sales:
Water infrastructure	4.1	3.8	10.1	10.6
Piping systems	0.2	0.3	0.5	0.6
Consolidated	4.3	4.1	10.6	11.2

Segment EBITDA:
Water infrastructure	46.0	52.7	113.0	131.9
Piping systems	12.4	17.2	28.4	47.5
Total segment EBITDA	58.4	69.9	141.4	179.4

Depreciation and amortization:
Water infrastructure	5.7	4.9	17.9	16.9
Piping systems	4.3	4.3	12.7	12.9
Corporate	6.3	2.2	18.9	7.0
Consolidated	16.3	11.4	49.5	36.8

Impairment charges:
Water infrastructure	—	—	—	—
Piping systems	—	—	0.1	—
Corporate	—	—	—	—
Consolidated	—	—	0.1	—

Capital expenditures:
Water infrastructure	3.1	4.0	9.3	13.0
Piping systems	3.3	2.9	8.1	6.8
Corporate	—	0.3	—	1.0
Consolidated	6.4	7.2	17.4	20.8

	At September 30, 2004	At July 2, 2005
Total assets:
Water infrastructure	$500.0	$507.4
Piping systems	307.9	336.2
Corporate	176.4	182.6
Consolidated	984.3	1,026.2

Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1
Consolidated	163.2	163.2

Identifiable intangibles:
Water infrastructure	5.3	4.7
Piping systems	7.2	5.7
Corporate	42.7	42.7
Consolidated	55.2	53.1

The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Three months ended June 26, 2004	Three months ended July 2, 2005	Nine months ended June 26, 2004	Nine months ended July 2, 2005
	(restated)		(restated)
Total segment EBITDA	$58.4	$69.9	$141.4	$179.4
Unallocated corporate costs	(25.1)	(9.2)	(29.0)	(21.8)
Interest expense and early repayment costs	(21.7)	(23.4)	(42.1)	(68.0)
Depreciation and amortization	(16.3)	(11.4)	(49.5)	(36.8)
Income before income taxes	$(4.7)	$25.9	$20.8	$52.8

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the three and nine months ended June 26, 2004 and July 2, 2005:

	Three months ended June 26, 2004	Three months ended July 2, 2005	Nine months ended June 26, 2004	Nine months ended July 2, 2005
	(restated)		(restated)
Net sales:
United States	$238.6	$238.2	$620.6	$686.3
Canada	46.5	55.2	116.7	144.5
Other Countries	4.0	3.5	8.3	7.4
	$289.1	$296.9	$745.6	$838.2

	At September 30, 2004	At July 2, 2005
Property, plant and equipment, net:
United States	$173.7	$160.3
Canada	11.7	11.7
Other Countries	1.4	1.5
	$186.8	$173.5

4.             Summary of Significant Accounting Policies

Fiscal Year—The Company’s fiscal year ends on September 30. The Company’s third quarter ends on the Saturday closest to June 30.

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

Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of product sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company’s product warranty obligations:

	Three months ended		Nine months ended
	June 26, 2004	July 2, 2005	June 26, 2004	July 2, 2005
Balance at beginning of period	$0.9	$1.4	$0.9	$1.6
Accruals for warranties	2.0	0.5	4.5	1.6
Settlement of warranty claims	(0.9)	(0.2)	(3.4)	(1.5)
Balance at end of period	$2.0	$1.7	$2.0	$1.7

Comprehensive Income—The Company’s comprehensive income for the three months ended June 26, 2004, and July 2, 2005 includes foreign currency translation losses of $(1.1) million and $(1.2) million, respectively and minimum pension liability adjustment of $(0.4) million for the three months ended June 26, 2004. The Company’s comprehensive income for the nine months ended June 26, 2004 and July 2, 2005 includes foreign currency translation gains of $0.2 million and $2.2 million, respectively, and minimum pension liability adjustment of $(0.4) million for the nine months ended June 26, 2004.

Related Party Transactions— Substantially all of the outstanding shares of our common stock are held by DLJ Merchant Banking Partners II, L.P. and its affiliates (the “DLJ Funds”). On July 23, 1999, the Company and its subsidiary, Mueller Group, Inc., entered into a financial advisory agreement with Donaldson, Lufkin & Jenrette (“DLJ”) whereby the Company committed to pay DLJ for financial advisory services provided by DLJ.  On April 27, 2004, Credit Suisse, as successor to DLJ, assigned its rights under the financial advisory agreement to DLJ Merchant Banking II, Inc. (“DLJ Merchant Banking”), other than the right to provide services to the Company and receive customary compensation for such services in connection with a “Transaction”, generally defined in the financial advisory agreement to be a sale or disposition of the Company, a significant acquisition by the Company or a refinancing or restructuring of the Company’s debt or equity.  Credit Suisse and DLJ Merchant Banking are affiliates of the DLJ Funds.

The aggregate amount of all fees incurred by the Company with DLJ Merchant Banking and Credit Suisse under the financial advisory agreement was approximately $24.6 million and $0.2 million, respectively, for each of the three-month periods ended June 26, 2004 and July 2, 2005 and $25.1 million and $0.4 million for the nine-month periods ended June 26, 2004 and July 2, 2005, respectively.  Included in fees paid during the three- and nine-month periods ended June 26, 2004 was $24.4 million related to the Company’s April 2004 recapitalization.  Under the financial advisory agreement, Credit Suisse will be entitled to receive fees in connection with the closing of the pending merger of the Company and Walter Industries.  See Note 5 – Merger Announcement and Acquisitions.

5.             Merger Announcement and Acquisitions

Merger Announcement

As previously announced, on June 17, 2005, the Company entered into a definitive merger agreement with Walter Industries, Inc. (“Walter Industries”) whereby Walter Industries will acquire the Company for an aggregate purchase price of approximately $1.91 billion, consisting of approximately $860 million in cash and the assumption of approximately $1.05 billion in Company debt, based on the Company’s balance sheet as of April 2, 2005, subject to the post-closing adjustments specified in the merger agreement based on the Company’s working capital upon the closing of the transaction.  As a result of the merger, the Company’s shares of common stock will be converted into the right to receive the applicable merger consideration in cash at the closing, subject to the post-closing adjustments.  Upon closing of the transaction, the outstanding warrants of the Company will become rights to receive cash upon exercise of the warrants based on the number of shares underlying the warrants.

Also, as previously disclosed, the Company will cause its subsidiary, Mueller Group, Inc. (“Group”), to commence a tender offer and consent solicitation for Group’s second priority senior secured floating rate notes due 2011, and the closing of the tender offer and consent solicitation would be simultaneous with the merger closing but is not a condition to the merger closing.  Group’s senior credit facility will be refinanced at merger closing.  In addition, the holders of the Company’s 14 ¾% senior discount notes due 2014 and Group’s 10% senior subordinated notes due 2012 will have the right to put these notes to their respective issuers following the change of control resulting from the consummation of the merger transaction in accordance with the respective indentures.  See Note 7 – Long Term Debt.

The merger is subject to customary conditions to closing, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the funding of Walter Industries’ committed financing, and there can be no assurance that the transaction will be consummated.

Acquisitions

Effective January 15, 2004, the Company acquired certain assets of Star Pipe, Inc. (“Star”). The acquisition was accounted for in accordance with SFAS No. 141 and the operating results were included in the consolidated results since the date of acquisition. Star is a leading distributor of cast and grooved fittings and couplings sourced outside of the United States. The Star acquisition provided an entry into the marketplace for these foreign-sourced products. The acquisition’s purchase price was $17 million, paid in cash at closing, plus possible deferred purchase price payments, as discussed below.

The following summary presents the estimated fair values of the assets and liabilities assumed as of January 15, 2004:

(dollars in millions)
Current assets	$13.1
Property, plant & equipment	0.4
Intangible assets	6.7
Total assets	$20.2
Current liabilities	3.2
Net assets acquired	$17.0

As part of the acquisition, the Company agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the three-year deferred payment period which began February 1, 2004 and ends January 31, 2007. This estimated deferred payment amount is based on management’s best estimate, but the actual deferred payment could be materially different. The liability for such deferred payment will be recorded at the end of each twelve-month period ending January 31, 2005, 2006 or 2007, in accordance with the purchase agreement. No deferred payment was earned for the twelve months ended January 31, 2005.

The intangible assets acquired include trademarks, customer relationships and a non-compete agreement with the former owners. These intangibles are being amortized over their estimated useful lives of ten years, three years and five years, respectively.

Also effective January 15, 2004, the Company acquired certain assets of Modern Molded Products (“Modern Molded”). The acquisition was accounted for in accordance with SFAS No. 141 and the operating results were included in the consolidated results since the date of acquisition. The purchase of the assets and technology of Modern Molded has enabled the Company to internally produce parts that were previously purchased, thereby reducing spending and increasing product supply line predictability. The acquisition’s purchase price was $2.8 million, and was paid in cash.

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

The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended June 26, 2004 as if the acquisitions of Star and Modern Molded had occurred as of October 1, 2003:

	Three months ended	Nine months ended
	June 26, 2004	June 26, 2004
	(dollars in millions)
Net Sales	$289.1	$753.0
Net income	0.6	16.1

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

6.             New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25,

“Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R), as amended in April 2005 for compliance dates, allows companies to implement the standard at the beginning of their next fiscal year. The Company plans to adopt SFAS No. 123(R) as of October 1, 2005, the beginning of its next fiscal year and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial statements, as all options previously outstanding have been cancelled as part of the April 2004 recapitalization.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The Company is currently evaluating the impact of this standard on its financial statements.

FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of July 2, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after the Treasury Department has issued all of its guidance, including the expected passage of a Technical Corrections Bill by Congress.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of certain sections of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 clarifies the meaning of the term “conditional asset retirement obligation” as used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.

7.             Long-Term Debt

	September 30, 2004	July 2, 2005
	(dollars in millions)
Senior credit facility term loans	$515.0	$513.5
Second Priority Senior Secured Notes	100.0	100.0
10% Senior Subordinated Notes	315.0	315.0
14 3/4% Senior discount notes(1)	106.8	120.9
Capital lease obligations	2.6	2.3
	1,039.4	1,051.7
Less current portion	(3.2)	(3.9)
	$1,036.2	$1,047.8

(1)                                  At September 30, 2004 and July 2, 2005, the accreted value of the 14 3/4% senior discount notes is reduced by $10.1 million (net of $0.4 million of amortization) and $9.3 million (net of $1.2 million of amortization), respectively,  to reflect the fair market value assigned to the warrants sold as units with these notes. The fair market value assigned to the warrants is reflected in stockholders’ equity.  Accretion on the 14 3/4% senior discount notes for the nine months ended July 2, 2005 was $13.3 million.  Amortization of the bond discount for the nine months ended July 2, 2005 was $0.8 million.

Treatment of Long-Term Debt in Connection with Walter Industries Merger - Under the Walter Industries merger agreement and prior to merger closing, the Company will cause its subsidiary, Mueller Group, Inc. (“Group”), to commence a tender offer and consent solicitation for Group’s second priority senior secured floating rate notes due 2011.  The consummation of the tender offer and consent solicitation is expected to occur simultaneously with the consummation of the merger, but it is not a condition to merger closing.  Group’s senior credit facility will be refinanced at merger closing.  The Company’s 14 3/4% senior discount notes due 2014 and Group’s 10% senior subordinated notes due 2012 will remain outstanding after the merger is completed.  However, holders of these notes will have the right to put them to their respective issuers following the change of control resulting from the consummation of the merger transaction in accordance with the respective indentures.  The Company anticipates that, in connection with the merger, the Company will incur additional debt.  As a result, the Company’s leverage will increase, thereby increasing its debt service obligations.  The increased leverage could adversely affect the outstanding notes of the Company and Group going forward.

As a result of the pending acquisition by Walter Industries, it is expected that Walter Industries’ US Pipe subsidiary will be contributed to the Company, which will have an impact on the Company’s financial statements by, for example, lowering the margins of the consolidated company.  In addition, we expect that our reporting segments may be changed after the merger.  We also expect that purchase accounting adjustments could increase non-cash deprecation and amortization expense.

Interest Rate Swaps—Group has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of July 2, 2005, a notional principal amount of $100.0 million in swap agreements was outstanding and scheduled to mature in July 2005 and May 2007. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carried an average fixed interest rate of 5.77% at July 2, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. At July 2, 2005 and September 30, 2004, the fair value of interest rate swaps was a liability of $0.5 million and $4.7 million, respectively, and has been recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets.

On July 27, 2005, Group executed a new interest rate swap agreement – notional principal amount of $50.0 million, maturing in April 2007 – to replace the swap agreement which expired in July 2005.  Interest differentials to be paid or received because of swap agreements will be reflected as an adjustment to interest expense over the related debt period.

8.             Redeemable Common Stock

Group has entered into an employment agreement with Dale B. Smith, the Company’s and Group’s President and Chief Executive Officer. This agreement, in certain circumstances, gives Mr. Smith the right to sell to the Company, at a price equal to the fair market value of his equity interests as of the date of such sale or purchase, his shares of the Company’s common stock. The Company has classified an amount representing the initial fair value of the redeemable shares of its common stock owned by Mr. Smith outside of permanent equity. At September 30, 2004 and July 2, 2005, Mr. Smith beneficially owned approximately 9.2 million Class A common shares. These shares of common stock have not been marked-to-market as the circumstances that would give rise to Mr. Smith’s right to sell, and the Company’s obligation to purchase Mr. Smith’s shares of common stock, are currently considered remote.

9.             Commitments and Contingencies

The Company is subject to retention on certain contracts, with the retention portion of the amount receivable paid upon project completion.

In the normal course of business, the Company incurs claims with respect to product liability. Such claims are insured up to certain limits, with such policies containing certain self-insured retention limits. Product liability claims for product manufactured or sold prior to August 1999, and environmental claims relating to property owned at or before August 1999 or arising out of events occurring prior to that date, are subject to indemnification by Tyco International, based on the provisions of the August 1999 acquisition agreement whereby the Company was acquired from Tyco International.

Certain of our products contain lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of our products offered for sale in California. In certain cases, we have entered into settlement agreements with these environmental advocacy groups to modify our products or offer substitutes. Further, similar issues may be raised by other advocacy groups in other jurisdictions.

Over the next two to three years, the Company expects to incur between $2.0 million and $6.0 million of capital costs at its U.S. iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for

Hazardous Air Pollutants (“NESHAP”) for Iron and Steel Foundries and the NESHAP for Miscellaneous Metal Parts Coating Operations.

The Company’s subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. The Company’s subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. Any liability associated with the lawsuit is covered by an indemnification from Tyco International, our previous owner.

On March 31, 2004, the Company’s subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site owned by Anvil. Pursuant to the consent order, Anvil paid a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. During the second quarter of 2005, investigatory procedures were performed that resulted in management’s decision to perform additional remediation and book an additional $0.4 million to the reserve relating to this remediation. While the ultimate investigatory and remedial costs are currently unknown, the total costs are estimated to be between $1.2 million and $1.4 million. The Company believes that it maintains an adequate reserve to cover these estimated costs.

In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, NJ, and withdrew from the Teamsters Local 11 Pension Fund (“Teamsters” or “Fund”). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund Trustees issued notice to Anvil that, pursuant to ERISA Sections 4202 and 4219(b)(1), Anvil owed approximately $1.2 million in withdrawal liability to the Fund. On October 5, 2004, Anvil sent notice to the Teamsters appealing the amount of the withdrawal liability. The Teamsters denied Anvil’s appeal, and Anvil has filed an arbitration demand.  However, prior to the arbitration proceeding, the parties have agreed to mediate the dispute some time in the fall of 2005.

As part of the Star acquisition, the Company agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the three-year deferred payment period which began February 1, 2004 and ends January 31, 2007. This estimated deferred payment amount is based on management’s best estimate, but the actual deferred payment could be materially different. The liability for such deferred payment will be recorded at the end of each twelve-month period ending January 31, 2005, 2006 or 2007, in accordance with the purchase agreement. No deferred payment was earned for the twelve months ended January 31, 2005.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

10.          Net Periodic Benefit Cost—Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Audited Consolidated Financial Statements for the year ended September 30, 2004, as found on Form 10-K (File No. 333-116590).

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months and the nine months ended June 26, 2004 and July 2, 2005:

	Three months ended		Nine months ended
	June 26, 2004	July 2, 2005	June 26, 2004	July 2, 2005
	(dollars in millions)
Service cost	$0.5	$0.8	$1.5	$2.3
Interest cost	1.4	1.4	4.2	4.1
Expected return on plan assets	(1.1)	(1.3)	(3.4)	(3.8)
Amortization of prior service cost	—	—	—	0.1
Amortization of net actuarial loss	0.6	0.7	2.0	2.0
Net periodic benefit cost	$1.4	$1.6	$4.3	$4.7

The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it was required to contribute $0.1 million to its pension plans in 2005. As of July 2, 2005, no contributions have been made. The Company presently anticipates contributing $0.1 million to fund its pension plans in 2005 and may make further discretionary payments.

11.          Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	September 30, 2004	July 2, 2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$41.1	$37.0
Work in process	67.3	90.3
Finished goods	151.8	182.4
	$260.2	$309.7

12.          Supplementary Income Statement Information

The components of interest expense are presented below:

	Three months ended		Nine months ended
	June 26, 2004	July 2, 2005	June 26, 2004	July 2, 2005
	(dollars in millions)
Interest expense and early repayment costs:
Contractual interest expense	$18.4	$23.4	$36.4	$68.3
Deferred financing fee amortization	0.8	1.3	2.1	3.9
Senior subordinated debt early redemption penalty	—	—	7.0	—
Write off of deferred financing fees	6.6	—	7.0	—
Interest rate swap gains	(4.1)	(1.3)	(10.4)	(4.2)
Total interest expense and early repayment costs	$21.7	$23.4	$42.1	$68.0

A reconciliation of net income available to common shareholders is as follows:

	Three months ended		Nine months ended
	June 26, 2004	July 2, 2005	June 26, 2004	July 2, 2005
	(restated)		(restated)
	(dollars in millions)
Net income	$0.6	$16.0	$15.9	$31.9
Less preferred share accretion related to redeemable preferred stock retired in April 2004	(1.3)	—	(9.3)	—
Net income available to common shareholders	$(0.7)	$16.0	$6.6	$31.9

13.          Facility Rationalization, Restructuring and Related Costs

In the first quarter of fiscal 2005, the Company announced that it would cease manufacturing and begin outsourcing a product line it produced at its water infrastructure plant in Colorado. A restructuring charge of $0.1 million in the first quarter of fiscal 2005 related to severance payments. An additional charge of $1.5 million, related primarily to the termination of operating leases for the plant building and machinery, was reflected in the second quarter of fiscal 2005.

For the three months ended June 26, 2004, the Company recorded no charges.  For the nine months ended June 26, 2004, the Company recorded a charge of $0.1 million related to asset impairment for write-offs at piping systems facilities that were closed in Norcross, Georgia and Kearny, New Jersey, $0.3 million related to environmental issues at the piping systems closed facility in Statesboro, Georgia (see Note 9), and $0.5 million related to future lease obligations at the closed and vacated Kearny, New Jersey facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, each of the terms “Mueller Water,” the “Company,” “we,” “us” or “our” refers to Mueller Water Products, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Water Products, Inc. itself, and is not inclusive of its subsidiaries.

Except as otherwise noted, we present all financial and operating data on a fiscal quarter basis. Our fiscal year ends on September 30, and our third fiscal quarter ends on the Saturday closest to June 30.

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward looking statements. In this context, forward looking statements often address our future business and financial performance, and may be characterized by terminology such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.

These forward looking statements are subject to a number of risks and uncertainties, including but not limited to: the possibility that the Company and Walter Industries may not be able to obtain regulatory approvals required for the proposed acquisition of the Company by Walter Industries; the Company’s businesses may suffer as a result of the uncertainty surrounding the Walter Industries acquisition; upon consummation of the acquisition, the combined company will have significant debt; integrating the businesses after the acquisition may not be successfully accomplished as anticipated; the acquisition may involve unexpected costs; the Company’s ability to continue long-standing relationships with major customers; increased competition; demand for and market acceptance of new and existing products in the markets we serve; adverse changes in currency exchange rates or raw material prices, specifically steel scrap, steel pipe and brass ingot; unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters; the Company’s ability to integrate acquired businesses into its operations; and other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

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

Results for the third quarter and first nine months of 2005 reflected continued strong performance in the residential construction market, as well as the full effect of the pricing increases implemented in the second half of 2004 and early 2005.

Both our water infrastructure and piping systems segments reported improvements in gross profit and operating income in the three months and the nine months ended July 2, 2005 as compared to the three months and nine months ended June 26, 2004.

The Company incurred a significant amount of additional indebtedness in connection with its recapitalization in April 2004. New debt associated with the recapitalization added $5.5 million and $33.7 million of interest expense in the three and nine month periods ended July 2, 2005 as compared to the similar fiscal periods in 2004.

As previously announced, on June 17, 2005, the Company entered into a definitive merger agreement with Walter Industries, Inc. (“Walter Industries”) whereby Walter Industries will acquire the Company for an aggregate purchase price of approximately $1.91 billion, consisting of approximately $860 million in cash and the assumption of approximately $1.05 billion in Company debt, based on the Company’s balance sheet as of April 2, 2005, subject to the post-closing adjustments specified in the merger agreement based on the Company’s working capital upon the closing of the transaction.  As a result of the merger, the Company’s shares of common stock will be converted into the right to receive the applicable merger consideration in cash at the closing, subject to the post-closing adjustments.  Upon closing of the transaction, the outstanding warrants of the Company will become rights to receive cash upon exercise of the warrants based on the number of shares underlying the warrants.

Under the merger agreement and prior to merger closing the Company will cause its subsidiary, Mueller Group, Inc. (“Group”), to commence a tender offer and consent solicitation for Group’s second priority senior secured floating rate notes due 2011.  The consummation of the tender offer and consent solicitation is expected to occur simultaneously with the consummation of the merger, but is not a condition to the merger closing.  Group’s senior credit facility will be refinanced at merger closing.  The Company’s 14 ¾% senior discount notes due 2014 and Group’s 10% senior subordinated notes due 2012 will remain outstanding after the merger is completed.  However, holders of these notes will have the right to put them to their respective issuers following the change of control resulting from the consummation of the merger transaction in accordance with the respective indentures.  The Company anticipates that, in connection with the merger, the Company will incur additional debt.  As a result, the Company’s leverage will increase, thereby increasing its debt service obligations.  The increased leverage could adversely affect the outstanding notes of the Company and Group going forward.

The merger is subject to customary conditions to closing, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the funding of Walter Industries’ committed financing, and there can be no assurance that the transaction will be consummated.

Restatements

In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. In January 2005, the independent law firm issued an investigative report that identified several areas requiring financial review by the Company. These areas principally concerned accounting for excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with its April 2004 recapitalization should be revised. As a result of these findings, the Company restated its annual financial statements for its 2002 and 2003 fiscal years and its interim financial statements for its 2004 fiscal year. For more specific information about prior period restatements, see Notes 2 and 21 of the Company’s Audited Consolidated Financial Statements for the year ended September 30, 2004 as found in Form 10-K for such fiscal year (File No. 333-116590).

Results of Operations

Three Months Ended July 2, 2005 As Compared to the Three Months Ended June 26, 2004

	Three months ended				FY05 Q3 vs. FY04 Q3
	July 2, 2005	Percentage of net sales (2)	June 26, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
			(restated)
	(dollars in millions)
Net sales
Water infrastructure	$172.1	58.0%	$172.8	59.8%	$(0.7)	(1.8% )
Piping systems	124.8	42.0	116.3	40.2	8.5	1.8
Consolidated	296.9	100.0	289.1	100.0	7.8	—

Gross profit
Water infrastructure	64.5	37.5	56.6	32.8	7.9	4.7
Piping systems	32.2	25.8	28.0	24.1	4.2	1.7
Consolidated	96.7	32.6	84.6	29.3	12.1	3.3

Selling, general and administrative expenses
Water infrastructure	16.7	9.7	16.3	9.4	0.4	0.3
Piping systems	19.3	15.5	19.9	17.1	(0.6)	(1.6)
Corporate	11.8	4.0	10.6	3.7	1.2	0.3
Consolidated	47.8	16.1	46.8	16.2	1.0	(0.1)

Stock compensation expense
Corporate	—	—	20.9	7.2	(20.9)	(7.2)

Facility rationalization, restructuring and related costs
Water infrastructure	—	—	—	—	—	—
Piping systems	—	—	—	—	—	—
Consolidated	—	—	—	—	—	—

Operating income
Water infrastructure	47.8	27.8	40.3	23.3	7.5	4.5
Piping systems	12.9	10.3	8.1	7.0	4.8	3.3
Corporate	(11.8)	(4.0)	(31.5)	(10.9)	19.7	6.9
Consolidated	48.9	16.5	16.9	5.8	32.0	10.7
Interest expense	(23.4)	(7.9)	(21.7)	(7.5)	(1.7)	(0.4)
Interest income	0.4	0.1	0.1	—	0.3	0.1
Income before income taxes	25.9	8.7	(4.7)	(1.6)	30.6	10.3
Income tax expense	9.9	3.3	(5.3)	(1.8)	15.2	5.1
Net income	$16.0	5.4%	$0.6	0.2%	$15.4	5.2%

Segment EBITDA(1)
Water infrastructure	52.7	30.6	46.0	26.6	6.7	4.0
Piping systems	17.2	13.8	12.4	10.7	4.8	3.1
Total segment EBITDA	$69.9	23.5	$58.4	20.2	$11.5	3.3

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

The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Three months ended
	July 2, 2005	June 26, 2004
		(as restated)(3)
Total segment EBITDA	$69.9	$58.4
Unallocated corporate costs	(9.2)	(25.1)
Interest expense and early repayment costs	(23.4)	(21.7)
Depreciation and amortization	(11.4)	(16.3)
Income before income taxes	$25.9	$(4.7)

(2)           Percentages are by segment, if applicable.

(3)           See Note 2 for a discussion of the restatement.

Net Sales.  Net sales for the three months ended July 2, 2005 were $296.9 million, or a 2.7% increase as compared to $289.1 million for the three months ended June 26, 2004.

Water infrastructure net sales for the three months ended July 2, 2005 were $172.1 million, or a 0.4% decrease as compared to $172.8 million for the three months ended June 26, 2004. The sales volume for hydrants and valves decreased for our third quarter of 2005 as compared to our third quarter of 2004.  There was a price increase in May 2004 that we believe resulted in customers placing a larger-than-usual amount of orders ahead of that date in order to get the benefit of lower pricing, which subsequently resulted in higher shipments during the third quarter of 2004. There was no similar price increase announced during the third quarter of 2005.  The impact of the decrease in hydrant and valve volumes was offset by the effects of price increases on those same products.

Piping systems net sales for the three months ended July 2, 2005 were $124.8 million, or a 7.3% increase as compared to $116.3 million for the three months ended June 26, 2004. This increase was driven primarily by price increases which were implemented in the second half of 2004 and in the first half of 2005, and also by an additional $2.1 million of Star product sales.

Gross Profit.  Gross profit for the three months ended July 2, 2005 was $96.7 million, or a 14.3% increase as compared to $84.6 million for the three months ended June 26, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 29.3% for our third quarter of 2004 to 32.6% for our third quarter of 2005.

Water infrastructure gross profit for the three months ended July 2, 2005 was $64.5 million, or a 14.0% increase as compared to $56.6 million for the three months ended June 26, 2004. Gross profit, as a percentage of net sales, increased from 32.8% for our third quarter of 2004 to 37.5% for our third quarter of 2005. The increase in gross profit was primarily driven by price increases and the continued strong performance of the residential construction market. Partially offsetting the effects of higher prices were higher raw material costs (most notably brass ingot and scrap steel) due to worldwide supply and demand issues. We cannot provide assurances that any future increases in raw material costs can be passed on to our customers.

Piping systems gross profit for the three months ended July 2, 2005 was $32.2 million, or a 15.0% increase as compared to $28.0 million for the three months ended June 26, 2004. Gross profit, as a percentage of net sales, increased from 24.1% to 25.8%. The increase in gross profit was primarily driven by price increases. Increased raw material costs partially offset the effects of the higher prices. We cannot provide assurances that we can continue to pass on cost increases to our customers.

Selling, General & Administrative Expense.  Selling, General and Administrative expenses (“SG&A”) for the three months ended July 2, 2005 were $47.8 million, or a 2.1% increase as compared to $46.8 million for the three months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 16.2% for our third quarter of 2004 to 16.1% for our third quarter of 2005.

Water infrastructure SG&A for the three months ended July 2, 2005 was $16.7 million, or a 2.5% increase as compared to $16.3 million for the three months ended June 26, 2004. As a percentage of net sales, SG&A increased slightly from 9.4% for our third quarter of 2004 to 9.7% for our third quarter of 2005. The increase was primarily due to compensation and benefit costs for additional personnel.

Piping systems SG&A for the three months ended July 2, 2005 was $19.3 million, or a 3.0% decrease as compared to $19.9 million for the three months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 17.1% for our third quarter of 2004 to 15.5% for our third quarter of 2005.  The decrease was primarily due to a reduction in legal expenses and foreign currency losses for Canadian transactions recognized in the third quarter of 2004.  There were no similar foreign currency losses in the third quarter of 2005.  These decreases were partially offset by a moderate increase in selling costs of $0.6 million, primarily due to higher sales commissions.

Corporate expenses for the three months ended July 2, 2005 were $11.8 million as compared to $10.6 million for the three months ended June 26, 2004. Significant factors contributing to costs in the third quarter of 2005 include consulting fees of $1.1 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $1.6 million of professional fees related to efforts to sell the Company (see Note 5), increased board of director fees of $0.2 million, increased legal, audit and other consulting fees of $0.7 million, and increased salary and benefit costs of $0.4 million associated with additional accounting and legal staffing. These items are offset by a $4.0 million reduction in amortization expense for the third quarter of 2005 as compared to the third quarter of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Stock Compensation Expense.  Corporate stock compensation expense for the three months ended June 26, 2004 was $20.9 million, primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004.  All options were cancelled at that time.

There was no stock compensation expense for the three months ended July 2, 2005.

Interest Expense.  Interest expense for the three months ended July 2, 2005 was $23.4 million, or a $1.7 million increase from $21.7 million for the three months ended June 26, 2004. Interest expense for the three months ended July 2, 2005, included $5.5 million of additional interest expense and amortization of deferred financing fees on $518.0 million of net additional debt resulting from the Company’s recapitalization in April 2004.  This increase was offset by a $6.6 million write-off of term debt deferred financing fees during the three months ended June 26, 2004 in connection with the April 2004 recapitalization.  Also, gains recorded on interest rate swaps were $2.8 million lower in 2005 than in 2004 as more swap agreements expired and were not renewed.

Income Tax Expense.  The effective tax rates (excluding discrete third quarter items) for three months ended July 2, 2005 and June 26, 2004 were 41% and 26%, respectively. For the third quarter of 2005, the Company adjusted its tax accruals downward by approximately $0.7 million due to the expiration of statutes of limitation.  Discrete third quarter events in 2004 included the conclusion of the federal and certain state tax examinations and the expiration of certain state statutes of limitation which allowed the Company to adjust tax accruals downward by approximately $6.4 million. Partially offsetting these items in the third quarter of 2004 were $2.3 million of charges related to Foreign Tax Credits and the effects of other items, including changes in the effective rate on prior period deferred tax balances.

Segment EBITDA.  Segment EBITDA for the three months ended July 2, 2005 was $69.9 million, or a 19.7% increase as compared to $58.4 million for the three months ended June 26, 2004.

Water infrastructure EBITDA for the three months ended July 2, 2005 was $52.7 million, which was $6.7 million or 14.6% higher than the $46.0 million for the three months ended June 26, 2004. The increased EBITDA resulted primarily from increased prices, partially offset by additional SG&A spending as discussed above.

Piping systems EBITDA was $17.2 million for the three months ended July 2, 2005, which was $4.8 million or 38.7% higher than the $12.4 million reported for the three months ended June 26, 2004. The increased EBITDA resulted primarily from increased prices.

Results of Operations

Nine Months Ended July 2, 2005 As Compared to the Nine Months Ended June 26, 2004

	Nine months ended				2005 vs. 2004
	July 2, 2005	Percentage of net sales (2)	June 26, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
			(restated)
	(dollars in millions)
Net sales
Water infrastructure	$480.8	57.4%	$434.7	58.3%	$46.1	(0.9% )
Piping systems	357.4	42.6	310.9	41.7	46.5	0.9
Consolidated	838.2	100.0	745.6	100.0	92.6	—

Gross profit
Water infrastructure	166.1	34.5	139.9	32.2	26.2	2.3
Piping systems	94.4	26.4	70.0	22.5	24.4	3.9
Consolidated	260.5	31.1	209.9	28.2	50.6	2.9

Selling, general and administrative expenses
Water infrastructure	49.5	10.3	44.8	10.3	4.7	—
Piping systems	59.8	16.7	53.4	17.2	6.4	(0.5)
Corporate	29.8	3.6	27.2	3.6	2.6	—
Consolidated	139.1	16.6	125.4	16.8	13.7	(0.2)

Stock compensation expense
Corporate	—	—	21.2	2.8	(21.2)	(2.8)

Facility rationalization, restructuring and related costs
Water infrastructure	1.6	0.3	—	—	1.6	0.3
Piping systems	—	—	0.9	0.3	(0.9)	(0.3)
Consolidated	1.6	0.2	0.9	0.1	0.7	0.1

Operating income
Water infrastructure	115.0	23.9	95.1	21.9	19.9	2.0
Piping systems	34.6	9.7	15.7	5.0	18.9	4.7
Corporate	(29.8)	(3.6)	(48.4)	(6.5)	18.6	2.9
Consolidated	119.8	14.3	62.4	8.4	57.4	5.9
Interest expense	(68.0)	(8.1)	(42.1)	(5.6)	(25.9)	(2.5)
Interest income	1.0	0.1	0.5	0.1	0.5	—
Income before income taxes	52.8	6.3	20.8	2.8	32.0	3.5
Income tax expense	20.9	2.5	4.9	0.7	16.0	1.8
Net income	$31.9	3.8%	$15.9	2.1%	$16.0	1.7%

Segment EBITDA(1)
Water infrastructure	131.9	27.4	113.0	26.0	18.9	1.4
Piping systems	47.5	13.3	28.4	9.1	19.1	4.2
Total segment EBITDA	$179.4	21.4	$141.4	19.0	$38.0	2.4

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

The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Nine months ended
	July 2, 2005	June 26, 2004
		(as restated)(3)
Total segment EBITDA	$179.4	$141.4
Unallocated corporate costs	(21.8)	(29.0)
Interest expense and early repayment costs	(68.0)	(42.1)
Depreciation and amortization	(36.8)	(49.5)
Income before income taxes	$52.8	$20.8

(2)           Percentages are by segment, if applicable.

(3)           See Note 2 for a discussion of the restatement.

Net Sales.  Net sales for the nine months ended July 2, 2005 were $838.2 million, or a 12.4% increase as compared to $745.6 million for the nine months ended June 26, 2004.

Water infrastructure net sales for the nine months ended July 2, 2005 were $480.8 million, or a 10.6% increase as compared to $434.7 million for the nine months ended June 26, 2004. This increase was driven primarily by price increases implemented in the second half of 2004 and during the second quarter of 2005, as well as increased volumes due to the continued strong performance of the residential construction market.

Piping systems net sales for the nine months ended July 2, 2005 were $357.4 million, or a 15.0% increase as compared to $310.9 million for the nine months ended June 26, 2004. This increase was driven primarily by price increases implemented in the second half of 2004 and the first half of 2005, as well as $9.5 million of additional Star product sales. We acquired the Star business in January 2004 (see Note 5).

Gross Profit.  Gross profit for the nine months ended July 2, 2005 was $260.5 million, or a 24.1% increase as compared to $209.9 million for the nine months ended June 26, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 28.2% for our first nine months of 2004 to 31.1% for our first nine months of 2005.

Water infrastructure gross profit for the nine months ended July 2, 2005 was $166.1 million, or an 18.7% increase as compared to $139.9 million for the nine months ended June 26, 2004. Gross profit, as a percentage of net sales, increased from 32.2% for our first nine months of 2004 to 34.5% for our first nine months of 2005. The increase in gross profit was primarily driven by price increases and the continued strong performance of the residential construction market. Partially offsetting the effects of higher prices were higher raw material costs (most notably brass ingot and scrap steel) due to worldwide supply and demand issues. We cannot provide assurances that any future increases in raw material costs can be passed on to our customers.

Piping systems gross profit for the nine months ended July 2, 2005 was $94.4 million, or a 34.9% increase as compared to $70.0 million for the nine months ended June 26, 2004. Gross profit, as a percentage of net sales, increased from 22.5% to 26.4%. The increase in gross profit was primarily driven by price increases. Increased raw material costs partially offset the effects of the higher prices. We cannot provide assurances that we can continue to pass on cost increases to our customers.

Selling, General & Administrative Expense.  Selling, General and Administrative expenses (“SG&A”) for the nine months ended July 2, 2005 were $139.1 million, or a 10.9% increase as compared to $125.4 million for the six months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 16.8% for our first nine months of 2004 to 16.6% for our first nine months of 2005.

Water infrastructure SG&A for the nine months ended July 2, 2005 was $49.5 million, or a 10.5% increase as compared to $44.8 million for the nine months ended June 26, 2004. As a percentage of net sales, SG&A remained steady at 10.3% for both our first nine months of 2004 and 2005. Significant factors contributing to the higher costs include increased management incentive compensation costs of $1.3 million related to higher earnings, increased sales commissions of $0.3 million related to higher sales, and increased wages and benefit costs of $1.2 million.

Piping systems SG&A for the nine months ended July 2, 2005 was $59.8 million, or a 12.0% increase as compared to $53.4 million for the nine months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 17.2% for our first nine months of 2004 to 16.7% for our first nine months of 2005. Significant factors contributing to the higher costs include increased selling costs of $3.7 million primarily due to higher sales commissions, increased warehousing costs of $1.1 million primarily related to the Star product line and increased management incentive compensation cost of $1.1 million due to higher earnings.

Corporate expenses for the nine months ended July 2, 2005 were $29.8 million as compared to $27.2 million for the nine months ended June 26, 2004. Significant factors contributing to higher costs for the first nine months of 2005 were: legal and audit fees of $3.0 million related to an internal investigation (see Note 2), accounting and legal fees of $1.1 million related to SEC filing matters, consulting fees of $2.6 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $1.6 million of professional fees related to efforts to sell the Company (see Note 5), increased board of director fees of $0.2 million, increased incentive compensation costs of $1.6 million, increased legal, audit and other consulting fees of $1.4 million, and increased salary, benefit, recruiting and relocation costs of $1.2 million associated with additional accounting and legal staffing. These items are offset by a $12.0 million reduction in amortization expense for the first nine months of 2005 as compared to the first half of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Stock Compensation Expense.  Corporate stock compensation expense for the nine months ended June 26, 2004 was $21.2 million, primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004.  All options were cancelled at that time.

There was no stock compensation expense for the nine months ended July 2, 2005.

Facility Rationalization, Restructuring and Related Costs.  There was $1.6 million of restructuring costs for the nine months ended July 2, 2005, related primarily to severance payments and to the termination of operating leases for the building and machinery at a water infrastructure plant in Colorado that ceased manufacturing and began outsourcing a product line in February 2005.

There was $0.9 million of facility rationalization costs for the nine months ended June 26, 2004, related primarily to future lease obligations at a closed piping systems facility in New Jersey and environmental issues at a closed piping systems plant in Georgia.

Interest Expense.  Interest expense for the nine months ended July 2, 2005 was $68.0 million, or a $25.9 million increase from $42.1 million for the nine months ended June 26, 2004. Interest expense for the nine months ended July 2, 2005, includes $33.7 million of additional interest expense and amortization of deferred financing fees on $518.0 million of net additional debt resulting from the Company’s recapitalization in April 2004.  In the nine months ended June 26, 2004, interest expense included a $6.6 million write-off of term debt deferred financing fees related to the April 2004 recapitalization, and a $7.0 million early redemption penalty and a write-off of $0.4 million in deferred financing fees related to the early redemption of $50.0 million of senior subordinated debt in November 2003. Also, gains recorded on interest rate swaps were $6.2 million lower in 2005 than in 2004 as more swap agreements expired and were not renewed.

Income Tax Expense.  The effective tax rates (excluding discrete third quarter items) for the nine months ended July 2, 2005 and June 26, 2004 were 41% and 43%, respectively. Discrete third quarter events in 2005 and 2004 allowed the Company to adjust tax accruals, as described in the quarterly comparison section.

Segment EBITDA.  Segment EBITDA for the nine months ended July 2, 2005 was $179.4 million, or a 26.9% increase as compared to $141.4 million for the nine months ended June 26, 2004.

Water infrastructure EBITDA for the nine months ended July 2, 2005 was $131.9 million, which was $18.9 million or 16.7% higher than the $113.0 million for the nine months ended June 26, 2004. The increased EBITDA resulted primarily from increased prices and volumes, partially offset by additional SG&A spending as discussed above.

Piping systems EBITDA was $47.5 million for the nine months ended July 2, 2005, which was $19.1 million or 67.3% higher than the $28.4 million reported for the nine months ended June 26, 2004. The increased EBITDA resulted primarily from increased prices and additional Star gross profit, partially offset by additional SG&A spending as discussed above.

Liquidity and Capital Resources

We are a holding company and have no direct material operations. Our only material asset is our ownership of Group, and our only material liabilities are the senior discount notes, our guarantee of Group’s senior credit facility and our potential obligation to repurchase Dale B. Smith’s equity interest (see Note 8). Our principal source of liquidity has been and is expected to be dividends from Group and our principal use of cash will be for debt service beginning in 2009.

Group is the borrower under the senior credit facility and the issuer of $100 million principal amount of senior secured notes due 2011 and $315 million senior subordinated notes due 2012.  The senior credit facility, secured notes and subordinated notes impose limitations on Group’s ability to pay dividends to us. Group’s ability to generate net income will depend upon various factors that may be beyond our control. Accordingly, Group may not generate sufficient cash flow or be permitted by the terms of its debt instruments to pay dividends or distributions to us in amounts sufficient to allow us to pay cash interest on the senior discount notes. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

Group’s principal sources of liquidity have been and are expected to be cash flow from operations and borrowings under the senior credit facility. Its principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to us to finance our cash needs and possible acquisitions.

Debt Service

As of July 2, 2005 we had: (a) total consolidated indebtedness of approximately $1,051.7 million; and (b) approximately $58.5 million of borrowings available under Group’s senior revolving credit facility, subject to customary conditions. As of July 2, 2005, Group had obtained $21.5 million in letters of credit under the senior revolving credit facility, which reduced availability for borrowings thereunder. Our significant debt service obligations could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at July 2, 2005 related to Group’s leverage ratio, as defined in the debt arrangements, which required approximately $162 million of EBITDA over the trailing twelve months, based on Group’s net debt outstanding. Group’s EBITDA, as defined in the debt agreement, exceeded $230 million over the trailing twelve months ended July 2, 2005.

Capital Expenditures

The senior credit facility contains restrictions on our and Group’s ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to maintain the properties and business of our continuing operations.

Sources of Funds

We anticipate that our operating cash flow, together with permitted borrowings under the senior credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, the ability to make scheduled payments of principal of, to pay interest on or to refinance indebtedness and to satisfy other debt obligations will depend upon future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business, environmental and other factors beyond our control.

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

Walter Industries Merger

Under the merger agreement between Walter Industries and the Company and prior to merger closing, the Company will cause its subsidiary, Mueller Group, Inc. (“Group”), to commence a tender offer and consent solicitation for Group’s second priority senior secured floating rate notes due 2011.  The consummation of the tender offer and consent solicitation is expected to occur simultaneously with the consummation of the merger, but it is not a condition to the merger closing.  Group’s senior credit facility will be refinanced at merger closing.  The Company’s 14 ¾% senior discount notes due 2014 and Group’s 10% senior subordinated notes due 2012 will remain outstanding after the merger is completed.   However, holders of these notes will have the right to put them to their respective issuers following the change of control resulting from the consummation of the merger transaction in accordance with the respective indentures.  The Company anticipates that, in connection with the merger, the Company will incur additional debt.  As a result, the Company’s leverage will increase, increasing its debt service obligations.  The increased leverage could adversely affect the outstanding notes of the Company and Group going forward.

As a result of the pending acquisition by Walter Industries, it is expected that Walter Industries’ US Pipe subsidiary will be contributed to the Company, which will have an impact on the Company’s financial statements by, for example, lowering the margins of the consolidated company.  In addition, we expect that our reporting segments may be changed after the merger.  We also expect that purchase accounting adjustments could increase non-cash deprecation and amortization expense.

The merger transaction is subject to customary conditions to closing, and there can be no assurance that the transaction will be consummated.

Historical

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under the revolving credit facility. From time to time, we have also raised additional funds through term debt offerings.

Cash flows from operating activities.  Net cash provided by operations was $31.2 million for the first nine months of 2005, compared to net cash provided of $50.8 million for the first nine months of 2004. Significant changes in working capital balances in the first nine months of 2005 included a $49.5 million increase in inventories. Water infrastructure inventories increased $25.9 million during the nine months ended July 2, 2005. Significant contributing factors to the increase include higher raw material costs of approximately $7 million, as well as a seasonal build of approximately $10 million to meet anticipated fourth quarter demand.  Other contributing factors include $1.8 million of increased on-hand quantities of raw material due to larger purchases to achieve lower prices, $1.8 million of inventory costs associated with a large, highly-engineered project scheduled to ship late in the fourth quarter of 2005, and $1.2 million in Canadian product inventories (purchased from other water infrastructure locations) required to service Canadian customer requirements.  Piping systems inventories increased $23.6 million during the nine months ended July 2, 2005. Increased material and labor costs accounted for approximately $7 million of the increase. Approximately $14 million was due to increased foreign product inventories required to service North American and European customer requirements.  Of this $14 million, approximately $2 million is related to the start-up of European export efforts, while the remaining $12 million is related to ongoing efforts to make available a full line of foreign-sourced products to our North American customers.

Cash flows used in investing activities.  In the first nine months of 2005 we had net cash used in investing activities of $20.8 million compared to net cash used in the first nine months of 2004 of $37.2 million. This decrease was primarily due to $19.8 million spent during the second quarter of 2004 for the acquisitions of Star and Modern Molded (see Note 5).

Cash flows from financing activities.  Cash flows used in financing activities decreased from $61.9 million in the first nine months of 2004 to $2.4 million in the first nine months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in “—Qualitative and Quantitative Disclosure About Market Risk”) or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Group utilizes letters of credit and surety bonds in the ordinary course of business to ensure performance of contractual obligations. As of July 2, 2005, Group had $21.5 million of letters of credit and $16.3 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of July 2, 2005:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$2.9	5.8	5.8	1,024.1	1,038.6
Interest on long-term debt(1)	72.4	143.9	182.9	354.9	754.1
Capital lease obligations	1.0	1.2	0.1	—	2.3
Operating leases	8.8	11.3	3.0	2.9	26.0
Unconditional purchase obligations(2)	6.5	—	—	—	6.5
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$91.6	162.2	191.8	1,381.9	1,827.5

(1)           Interest on the senior credit facility and secured notes is calculated using LIBOR of 3.54% and 3.21% respectively, the rates applicable under these debt instruments and in effect on July 2, 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rates under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps expiring in July 2005 and May 2007 are estimated to be approximately $0.5 million, net of LIBOR interest of 3.54% received from counterparties.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS

No. 123(R), as amended in April 2005 for compliance dates, allows companies to implement the standard at the beginning of their next fiscal year. The Company plans to adopt SFAS No. 123(R) as of October 1, 2005, the beginning of its next fiscal year and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial statements for the year ended September 30, 2005.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of July 2, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after the Treasury Department has issued all of its guidance, including the expected passage of a Technical Corrections Bill by Congress.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of certain sections of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 clarifies the meaning of the term “conditional asset retirement obligation” as used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of market risks faced by the Company at July 2, 2005 were the same as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and raw materials. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At July 2, 2005 we had fixed rate debt of $438.2 million and variable rate debt of $613.5 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.1 million per year.

Group has entered into interest rate swap agreements with a notional principal amount of $100.0 million in order to reduce interest rate risks and manage interest expense. The swap agreements, which mature in July 2005 and May 2007, effectively convert floating rate debt under Group’s credit facility into fixed-rate debt and carried an average fixed interest rate of 5.77% at July 2, 2005.

On July 27, 2005, Group executed a new interest rate swap agreement – notional principal amount of $50.0 million, maturing in April 2007 – to replace the swap agreement which expired in July 2005.  With this new swap agreement, floating rate debt under Group’s credit facility is effectively converted into fixed-rate debt at an average fixed interest rate of 4.09% at July 27, 2005.

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward foreign exchange contracts, to reduce our exposure to currency fluctuations. As of July 2, 2005, we had foreign exchange contracts outstanding with a notional principal amount of $3.2 million to hedge our Canadian operations’ exposure to currency fluctuations on products purchased from United States suppliers and purchases of equipment from European suppliers.

ITEM 4. CONTROLS AND PROCEDURES.

As previously reported, in January 2005, the Company received a written investigative report from the independent law firm retained by us to conduct an internal investigation of a whistle-blower complaint that alleged accounting improprieties. The investigative report did not identify any fraud or intentional misconduct by the Company or any of its employees. However, the report identified deficiencies in the Company’s accounting policies, internal controls and related matters. In connection with the audit of our fiscal 2004 results and as a result of the investigation, we have concluded that the conditions that currently exist at the Company represent reportable conditions (as defined in AU 325, “Communication of Internal Control Related Matters Noted In An Audit”, of the AICPA professional standards) that collectively constitute a material weakness in our internal control over financial reporting.

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

•      have retained a third-party consultant to assist us in improving and centralizing our control over our information technology; and

•      continue to implement global compliance initiatives under the direction of our Chief Compliance Officer.

The Company’s Chief Executive Officer and Interim Chief Financial Officer, with the participation of senior management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2005, the last day of the period covered by this report. Based on deficiencies previously reported, our chief executive officer and interim chief financial officer officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) at July 2, 2005 were not effective. Nonetheless, our chief executive officer and interim chief financial officer believe that the procedures we performed in connection with our preparation of this quarterly report, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance that the identified deficiencies did not lead to material misstatements in our consolidated financial statements presented in this quarterly report.

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

MUELLER WATER PRODUCTS, INC.

Date: August 12, 2005	By:	/s/ DALE B. SMITH
Dale B. Smith
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ THOMAS E. FISH
Thomas E. Fish
Interim Chief Financial Officer