Form 10-Q/A
period 2005-01-01
Mueller Water Products, Inc.
filed 2006-02-03
CIK 1291000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1 to Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-116590

MUELLER WATER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

4211 W. Boy Scout Blvd.
Tampa, FL 33607

(Address of principal executive offices)

(813) 871-4811

(Registrant’s telephone number, including area code)

Mueller Water Products, LLC
500 West Eldorado Street
Decatur, IL 62522-1808

(Former Name and Former Address
if Changed Since Last Reported)

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

Explanatory Note

Organizational Change

Mueller Water Products, Inc., a Delaware corporation (the “Company”), was formerly known as Mueller Holding Company, Inc., and, effective February 2, 2006, is the “successor issuer” to Mueller Water Products, LLC, a Delaware limited liability company, pursuant to Rule 15d-5 promulgated under the Securities and Exchange Act of 1934, as amended.

Purpose of Amendment to Quarterly Report

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of is to restate the Company’s consolidated financial statements as of and for the three months ended January 1, 2005. On December 14, 2005, the Company’s management and the Audit Committee of the Board of Directors determined that the financial statements of the Company for the two years ended September 30, 2004 and interim periods of fiscal years 2005 and 2004 required restatement.

The 2005 Restatements reflect adjustments to correct cash flow statement errors related to foreign currency translation, disposals of property, plant and equipment and book cash overdrafts, the misclassification of deferred income tax assets between current and non-current classifications in the balance sheet and the misclassification of depreciation expense between selling, general and administrative expense and cost of sales. The 2005 Restatements had no impact on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit. The nature and impact of these adjustments are described in Note 2: “Restatements” in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2005 presented under Part1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on March 31, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•       Part I—Item 1. Unaudited Financial Statements

•       Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part I—Item 4. Controls and Procedures; and

•       Part II—Item 6. Exhibits

MUELLER WATER PRODUCTS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (restated)	January 1, 2005 (restated)
	(unaudited) (dollars in millions)
Assets
Cash and cash equivalents	$60.5	$56.2
Receivables, net of allowance for doubtful accounts of $5.1 and $5.2, respectively	162.0	141.3
Inventories	260.2	288.1
Income taxes receivable	4.1	2.5
Deferred income taxes	21.8	22.5
Prepaid expenses and other current assets	28.9	29.0
Total current assets	537.5	539.6
Property, plant and equipment, net	186.8	180.6
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	54.5
Pension intangible	0.8	0.8
Deferred financing fees, net	37.4	36.2
Deferred income taxes	8.3	8.0
Total assets	$989.2	$982.9
Liabilities
Accounts payable	$57.6	$51.9
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.9	70.9
Total current liabilities	146.7	126.7
Long-term debt, net of current portion	1,036.2	1,039.9
Accrued pension liability	29.2	30.8
Other long-term liabilities	7.8	5.5
Total liabilities	1219.9	1202.9
Commitments and contingencies (Note 8)	—	—
Redeemable common stock	1.7	1.7
Shareholders’ equity
Common stock:
Class A, $0.01 par value (400,000,000 shares authorized and 131,208,998 issued)	1.3	1.3
Class B, $0.01 par value, convertible, non-voting (150,000,000 shares authorized and 89,343,699 shares issued)	0.9	0.9
Additional paid-in capital	—	—
Accumulated deficit	(218.6)	(211.9)
Accumulated other comprehensive loss	(16.0)	(12.0)
Total shareholders’ equity	(232.4)	(221.7)
Total liabilities and shareholders’ equity	$989.2	$982.9

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 27, 2003	January 1, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$220.2	$256.1
Cost of sales	163.3	181.9
Gross profit	56.9	74.2
Selling, general and administrative expense, including stock compensation expense	37.0	41.9
Facility rationalization, restructuring and related costs	—	0.1
Operating income	19.9	32.2
Interest expense and early repayment costs	(13.7)	(21.1)
Interest income	0.2	0.4
Income before income taxes	6.4	11.5
Income tax expense	2.5	4.8
Net income	$3.9	$6.7

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 27, 2003	January 1, 2005
	(restated)	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$3.9	$6.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11.7	11.2
Amortization of intangibles	4.3	0.8
Amortization of deferred financing fees	0.7	1.2
Amortization of tooling	0.5	0.6
Write off of deferred financing fees	0.4	—
(Gain) loss on disposal of property, plant and equipment	0.1	0.1
Deferred income taxes	0.8	(0.5)
Stock compensation (non-cash amounts)	0.1	—
Unrealized gain on interest rate swaps	(3.7)	(2.3)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	18.3	22.2
Inventories	(2.5)	(25.5)
Income taxes receivable	—	1.6
Prepaid expenses and other current assets	0.3	(0.6)
Pension, net	1.5	1.6
Accounts payable, accrued expenses and other current liabilities	(19.3)	(20.9)
Other, net	(0.1)	4.3
Net cash provided by (used in) operating activities	17.0	0.5
Cash flows from investing activities
Purchase of property, plant and equipment	(4.5)	(4.7)
Net cash used in investing activities	(4.5)	(4.7)
Cash flows from financing activities
Book cash overdrafts	0.3	(0.7)
Payment of long-term debt	(50.0)	—
Payment of deferred financing fees	(0.8)	—
Financing of assets through capital leases	(0.3)	(0.3)
Net cash used in financing activities	(50.8)	(1.0)
Effect of exchange rate changes on cash	0.5	0.9
Decrease in cash and cash equivalents	(37.8)	(4.3)
Cash and cash equivalents
Beginning of period	73.0	60.5
End of period	$35.2	$56.2

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

2. Restatements

This note is comprised of two sections: 2005 Restatements and 2004 Restatements. The 2004 Restatements were previously reported in the original Form 10-Q.

2005 Restatements

In the course of finalizing the September 30, 2005 financial statements, the Company determined that certain items included in the Statements of Consolidated Cash Flows, the Consolidated Statements of Operations and the Consolidated Balance Sheets were not properly classified in annual and interim periods. The interim financial statements for the three months ended December 27, 2003 and January 1, 2005, respectively, were restated for the following items:

Effect of exchange rate changes on cash

In interim periods during fiscal 2004 and 2005, the Company presented the entire change related to foreign currency translation in the “Effect of exchange rate changes on cash” line item in the Statements of Consolidated Cash Flows. The portion of cash flow changes related to increases or decreases in assets and liabilities associated with operating, investing and financing activities did not consider the amount of the change related to foreign currency translation.

Disposals of property, plant and equipment

In the first quarter of fiscal 2004, the Company presented disposals of property, plant and equipment as an investing activity in error, when it should have been presented as an adjustment in determining cash flows provided by operating activities.

Book cash overdrafts

In interim periods during fiscal 2004 and 2005, cash accounts in book cash overdraft positions were netted with accounts where legal right of offset did not exist. On the Consolidated Balance Sheets, cash and cash equivalents should have increased and a liability recorded with respect to such book cash overdrafts by comparable amounts. The change in the book cash overdraft should have been reflected as a financing activity in the Statements of Consolidated Cash Flows and the balance should have been included in accounts payable and as an increase in cash and cash equivalents in the Consolidated Balance Sheet as of January 1, 2005.

Current and Non-current deferred income taxes

In interim periods during fiscal 2004 and 2005, the Company should have classified certain deferred income tax assets as current in the Consolidated Balance Sheets, based on the nature of the underlying temporary difference, but included such temporary differences incorrectly as non-current.

Misclassification of depreciation expense

In interim periods during fiscal 2004 and 2005, the Company incorrectly classified certain depreciation expense amounts as selling, general and administrative expense in the Consolidated Statements of Operations when it should have been reported as cost of sales.

The 2005 Restatements had no impact on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit for any of the prior periods presented.

2004 Restatements

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

The following tables set forth the effects of the 2005 and 2004 Restatements discussed above on the financial statements as of January 1, 2005 and for the three months ended December 27, 2003 and January 1, 2005 as follows:

Consolidated Statement of Operations

	Three months ended
	December 27, 2003
		as restated	as restated
	as originally	for 2004	for 2005
	reported (A)	Restatements (B)	Restatements
	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Net sales	$218.0	$220.2	$220.2
Cost of sales	158.6	161.5	163.3
Gross profit	59.4	58.7	56.9
Selling, general and administrative expense, including stock compensation expense	39.1	38.8	37.0
Facility rationalization and related costs	—	—	—
Operating income	20.3	19.9	19.9
Interest expense and early repayment costs	(14.5)	(13.7)	(13.7)
Interest income	0.2	0.2	0.2
Income before income taxes	6.0	6.4	6.4
Income tax expense	2.4	2.5	2.5
Net income	$3.6	$3.9	$3.9

The following table shows the effects of the various 2004 Restatements on net income. The 2005 Restatements had no impact on the Company’s consolidated net income.

Three months
ended
December 27, 2003
(unaudited)
(dollars in millions)
Net income, as originally reported (A)	$3.6
Increased (decreased) pretax earnings:
Research & development costs	0.3
Revenue recognition adjustments	0.7
Inventory journal entries	(0.2)
Intercompany profit elimination	(1.2)
Deferred financing fees	0.8
Total pre-tax adjustments	0.4
Income tax effect of adjustments	(0.1)
Net income, as restated (B)	$3.9

	Three months ended
	January 1, 2005
		as restated
	as originally	for 2005
	reported (C)	Restatements
	(unaudited)	(unaudited)
	(dollars in millions)
Cost of sales	$180.2	$181.9
Gross profit	$75.9	$74.2
Selling, general and administrative expense,
including stock compensation expense	$43.6	$41.9

Consolidated Balance Sheets

	September 30, 2004		January 1, 2005
		as restated		as restated
	as originally	for 2005	as originally	for 2005
	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$55.6	$60.5	$52.0	$56.2
Deferred income taxes—current	$9.0	$21.8	$9.0	$22.5
Current assets	$519.8	$537.5	$521.9	$539.6
Deferred income taxes—non-current	$21.1	$8.3	$21.5	$8.0
Total assets	$984.3	$989.2	$978.7	$982.9
Accounts payable	$52.7	$57.6	$47.7	$51.9
Total current liabilities	$141.8	$146.7	$122.5	$126.7
Total liabilities	$1,215.0	$1,219.9	$1,198.7	$1,202.9
Total liabilities and shareholders’ deficit	$984.3	$989.2	$978.7	$982.9

Statements of Consolidated Cash Flows

	Three months ended			Three months ended
	December 27, 2003			January 1, 2005
		as restated	as restated		as restated
	as originally	for 2004	for 2005	as originally	for 2005
	reported (A)	Restatements (B)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cash flows from operating activities:
Gain (loss) on disposal of property, plant and equipment	$—	$—	$0.1	$—	$0.1
Deferred income taxes	$1.0	$0.8	$0.8	$(0.4)	$(0.5)
Receivables	$19.7	$17.6	$18.3	$20.7	$22.2
Inventories	$(6.6)	$(3.7)	$(2.5)	$(27.9)	$(25.5)
Prepaid expenses and other current assets	$0.2	$0.2	$0.3	$(0.7)	$(0.6)
Accounts payable, accrued expenses and other current liabilities	$(18.5)	$(18.8)	$(19.3)	$(20.0)	$(20.9)
Other, net	$(0.4)	$(0.2)	$(0.1)	$4.2	$4.3
Cash flows provided by (used in) operating activities	$14.5	$15.3	$17.0	$(2.7)	$0.5
Cash flows used in investing activities:
Gain (loss) on disposal of property, plant and equipment	$0.1	$0.1	$—	$0.1	$—
Cash flows used in investing activities	$(4.4)	$(4.4)	$(4.5)	$(4.6)	$(4.7)
Cash flows used in financing activities:
Book cash overdrafts	$—	$—	$0.3	$—	$(0.7)
Cash flows used in financing activities	$(50.3)	$(51.1)	$(50.8)	$(0.3)	$(1.0)
Effect of exchange rate changes on cash	$2.1	$2.1	$0.5	$4.0	$0.9
Increase (decrease) in cash and cash equivalents	$(38.1)	$(38.1)	$(37.8)	$(3.6)	$(4.3)
Cash and cash equivalents—beginning of period	$71.4	$71.4	$73.0	$55.6	$60.5
Cash and cash equivalents—end of period	$33.3	$33.3	$35.2	$52.0	$56.2

Segment Information

	Three months ended
	December 27, 2003
		as restated
	as originally	for 2004
	reported (A)	Restatements (B)
	(unaudited)	(unaudited)
	(dollars in millions)
Net sales:
Water infrastructure	$122.5	$124.7
Piping systems	95.5	95.5
Consolidated	$218.0	$220.2
Segment EBITDA:
Water infrastructure	$29.6	$30.6
Piping systems	9.2	7.8
Total segment EBITDA	$38.8	$38.4
Operating income:
Water infrastructure	$23.5	$24.5
Piping systems	5.1	3.7
Corporate	(8.3)	(8.3)
Consolidated	$20.3	$19.9

	At September 30, 2004		At January 1, 2005
		as restated		as restated
	as originally	for 2005	as originally	for 2005
	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Total assets:
Water infrastructure	$500.0	$500.0	$488.8	$488.8
Piping systems	307.9	307.9	318.2	318.2
Corporate	176.4	181.3	171.7	175.9
Consolidated	$984.3	$989.2	$978.7	$982.9

(A)  Represents the amounts originally reported before the 2004 and 2005 Restatements described herein.

(B)        The 2004 Restatements were initially presented in the original fiscal year 2005 Form 10-Q filings.  No previous Form 10-Q/A's were filed for the 2004 Restatements.

(C) Represents the amounts originally reported in the Form 10-Q in fiscal year 2005.

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

	Three months ended December 27, 2003	Three months ended January 1, 2005
	(restated)
Net Sales:
Water infrastructure	$124.7	$138.6
Piping systems	95.5	117.5
Consolidated	220.2	256.1
Intersegment sales:
Water infrastructure	3.0	3.4
Piping systems	0.1	0.2
Consolidated	3.1	3.6
Segment EBITDA:
Water infrastructure	30.6	34.8
Piping systems	7.8	16.1
Total segment EBITDA	38.4	50.9
Depreciation and amortization:
Water infrastructure	6.1	6.0
Piping systems	4.1	4.3
Corporate	6.3	2.3
Consolidated	16.5	12.6
Capital expenditures:
Water infrastructure	2.6	2.8
Piping systems	1.9	1.8
Corporate	—	0.1
Consolidated	4.5	4.7

	At September 30, 2004 (restated)	At January 1, 2005 (restated)
Total assets:
Water infrastructure	$500.0	$488.8
Piping systems	307.9	318.2
Corporate	181.3	175.9
Consolidated	989.2	982.9
Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1
Consolidated	163.2	163.2
Identifiable intangibles:
Water infrastructure	5.3	5.2
Piping systems	7.2	6.6
Corporate	42.7	42.7
Consolidated	55.2	54.5

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

4. Summary of Significant Accounting Policies

Fiscal Year—The Company’s fiscal year ends on September 30. The Company’s first quarter ends on the Saturday closest to December 31.

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

Comprehensive Income—The Company’s comprehensive income for the three months ended December 27, 2003, and January 1, 2005 includes foreign currency translation adjustments of $2.1 million and $4.0 million, respectively.

Related Party Transactions—The Company paid $0.4 million to Credit Suisse First Boston for the three months ended December 27, 2003 for management advisory services and credit arranger fees. The Company paid $0.1 million to Credit Suisse First Boston for the three months ended January 1, 2005 for management advisory services.

5. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) as of July 3, 2005, the beginning of its fourth fiscal quarter and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial statements for the year ended September 30, 2005, as all options previously outstanding have been cancelled as part of the April 2004 recapitalization.

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

Interest Rate Swaps  Group has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of January 1, 2005, a notional principal amount of $100.0 million in swap agreements was still outstanding and scheduled to mature between May 2005 and

July 2005. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 7.52% at January 1, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. At January 1, 2005 and September 30, 2004, the fair value of interest rate swaps was a liability of $2.4 million and $4.7 million, respectively, and has been recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets.

See Note 13 regarding defaults, and a waiver obtained under the credit agreement subsequent to January 1, 2005 related to untimely filing of annual and quarterly reports.

7. Redeemable Common Stock

Group has entered into an employment agreement with Dale B. Smith, Group’s President and Chief Executive Officer. This agreement, in certain circumstances, gives Mr. Smith the right to sell to the Company, at a price equal to the fair market value of his equity interests as of the date of such sale or purchase, his shares of the Company’s common stock. The Company has classified an amount representing the initial fair value of the redeemable shares of its common stock owned by Mr. Smith outside of permanent equity. At September 30, 2004 and January 1, 2005, Mr. Smith beneficially owned approximately 9.2 million Class A common shares. These shares of common stock have not been marked-to-market as the circumstances that would give rise to Mr. Smith’s right to sell, and the Company’s obligation to purchase Mr. Smith’s shares of common stock, are considered remote currently.

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

The Company is subject to warranty claims related to sales of water meters that can be read remotely by hand-held or drive-by electronic readers. Radio transmitters purchased from one of the Company’s third party vendors have demonstrated a high failure rate and the Company has taken actions to correct the issue. Initially, the third party vendor had taken financial responsibility with respect to this matter. The third party vendor is no longer able to fulfill its warranty obligations and the Company has taken corrective action. In fiscal year 2004, the Company incurred $1.9 million of cost to replace defective radio transmitters. If the Company finds it necessary to replace all of the remaining affected third party vendors’ radio transmitters still in service, the additional future exposure is not expected to exceed $0.1 million. The Company has a reserve of $0.1 million as of January 1, 2005.

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

In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, NJ, withdrew from the Teamsters Local 11 Pension Fund (“Teamsters” or “Fund”). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund Trustees issued notice to Anvil that pursuant to ERISA Sections 4202 and 4219(b)(1), Anvil owed approximately $1.2 million in withdrawal liability to the Fund. On October 5, 2004, Anvil sent notice to the Teamsters contesting the amount of the withdrawal liability. The Teamsters gave notice of their plan to appeal and pursue arbitration under the guidelines set out in the Teamsters Trust Agreement. Anvil intends to vigorously defend its position that a substantially lower withdrawal liability is appropriate.

As part of the Star acquisition, the Company has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the deferred payment period that begins February 1, 2004 and ends January 31, 2007. The deferred payment amount indicated above is based on management’s best estimate, but the annual adjustment could be materially different. The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement. No deferred payment was earned for the year ended September 30, 2004.

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

13. Subsequent Event

The Company and its principal subsidiary, Mueller Group, Inc., failed to file their Annual Reports on Form 10-K for the year ended September 30, 2004 and Quarterly Reports on 10-Q for the quarter ended January 1, 2005 by the prescribed dates under the indentures governing the Company’s outstanding senior discount notes and under Mueller Group’s outstanding senior and senior subordinated notes and Mueller Group’s senior credit facility. The failures by the Company and Mueller Group to timely file these annual and quarterly reports constitute a default under each of the Company’s and Mueller Group’s indentures. If these defaults are not remedied after delivery of notice of default and a lapse of the relevant 60-day grace period, the holders of the Company’s and Mueller Group’s notes would be able to declare the notes immediately due and payable, and the lenders of Mueller Group’s senior credit facility would be able to declare the loans immediately due. Mueller Group has obtained a waiver under its senior credit facility until March 31, 2005 to file its annual and quarterly reports. No notice of default has been delivered under the indentures. Any default relating to the late filing of the Company’s annual or quarterly reports or of Mueller Group’s annual or quarterly reports is cured by the filing of this quarterly report for the quarter ended January 1, 2005 and the same-day filings of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 and of Mueller Group’s quarterly and annual reports for these periods.

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

Major changes in financial position resulted from the Company’s recapitalization in April 2004, and the $518.0 million of additional net debt added $13.4 million of interest expense and amortization of deferred financing fees in the first quarter of 2005 as compared to the first quarter of 2004.

Restatements

This section is comprised of two parts: 2005 Restatements and 2004 Restatements. The 2004 Restatements were previously reported in the original Form 10-Q. The previous Management’s Discussion and Analysis of Financial Condition and Results of Operations has been appropriately updated to reflect the 2005 and 2004 Restatements.

2005 Restatements

In the course of finalizing the September 30, 2005 financial statements, the Company determined that certain items included in the Statements of Consolidated Cash Flows, the Consolidated Statements of Operations and the Consolidated Balance Sheets were not properly classified in annual and interim periods. As a result of these findings, the Company has restated its financial statements in this Form 10-Q/A. See Note 2 to the Consolidated Financial Statements. The 2005 Restatements had no impact on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit for any of the prior periods presented.

2004 Restatements

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

Results of Operations

Three Months Ended January 1, 2005 As Compared to the Three Months Ended December 27, 2003

	Three months ended				FY05 Q1 vs. FY04 Q1
	January 1, 2005	Percentage of net sales (2)	December 27, 2003	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$138.6	54.1%	$124.7	56.6%	$13.9	(2.5)%
Piping systems	117.5	45.9	95.5	43.4	22.0	2.5
Consolidated	256.1	100.0	220.2	100.0	35.9	—
Gross profit
Water infrastructure	44.8	32.3	39.1	31.4	5.7	0.9
Piping systems	31.1	26.5	19.6	20.5	11.5	6.0
Depreciation expense not allocated to segments	(1.7)	(0.7)	(1.8)	(0.8)	0.1	0.1
Consolidated	74.2	29.0	56.9	25.8	17.3	3.2
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	15.9	11.5	14.6	11.7	1.3	(0.2)
Piping systems	19.3	16.4	15.9	16.6	3.4	(0.2)
Corporate	6.7	2.6	6.5	3.0	0.2	(0.4)
Consolidated	41.9	16.4	37.0	16.8	4.9	(0.4)
Facility rationalization, restructuring and related costs
Water infrastructure	0.1	0.5	—	—	0.1	0.5
Piping systems	—	—	—	—	—	—
Consolidated	0.1	0.2	—	—	0.1	0.2
Operating income
Water infrastructure	28.8	20.8	24.5	19.6	4.3	1.2
Piping systems	11.8	10.0	3.7	3.9	8.1	6.1
Corporate	(8.4)	(3.3)	(8.3)	(3.8)	(0.1)	0.5
Consolidated	32.2	12.6	19.9	9.0	12.3	3.6
Interest expense	(21.1)	(8.2)	(13.7)	(6.2)	(7.4)	(2.0)
Interest income	0.4	0.2	0.2	—	0.2	0.1
Income before income taxes	11.5	4.5	6.4	2.9	5.1	1.6
Income tax expense	4.8	1.9	2.5	1.1	2.3	0.8
Net income	$6.7	2.6%	$3.9	1.8%	$2.8	0.8
Segment EBITDA(1)
Water infrastructure	34.8	25.1	30.6	24.5	4.2	0.6
Piping systems	16.1	13.7	7.8	8.2	8.3	5.5
Total segment EBITDA	$50.9	19.9	$38.4	17.4	$12.5	32.6

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

Gross Profit.   Gross profit for the three months ended January 1, 2005 was $74.2 million, or a 30.4% increase as compared to $56.9 million for the three months ended December 27, 2003. Gross profit, as a percentage of net sales, or gross margin, increased from 25.8%for our first quarter of 2004 to 29.0% for our first quarter of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the three months ended January 1, 2005 were $41.9 million, or a 13.2% increase as compared to $37.0 million for the three months ended December 27, 2003. As a percentage of net sales, SG&A decreased from 16.8% for our first quarter of 2004 to 16.4% for our first quarter of 2005.

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

Corporate expenses for the three months ended January 1, 2005 were $6.7 million as compared to $6.5 million for the three months ended December 27, 2003. Significant items included in expenses for the first quarter of 2005 were: legal fees of $2.3 million related to internal investigations (see Note 2), accounting and legal fees of $0.6 million related to SEC filing matters, consulting fees of $0.1 million related to our efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, increased incentive compensation costs of $0.4 million, and increased salary and benefit costs of $0.3 million associated with additional accounting and legal staffing. These items are offset by a $4.0 million reduction in amortization expense for the first quarter of 2005 as compared to the first quarter of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Interest Expense.   Interest expense for the three months ended January 1, 2005 was $21.1 million, or a $7.4 million increase from $13.7 million for the three months ended December 27, 2003. Interest expense for the three months ended January 1, 2005, includes $13.4 million of additional interest expense and amortization of deferred financing fees on $518.0 of net additional debt resulting from the Company’s recapitalization in April 2004. In the quarter ended December 27, 2003, interest expense included a $7.0 million early redemption penalty, and a write-off of $0.4 million in deferred financing fees related to the early redemption of $50.0 million of senior subordinated debt in November 2003. Also, gains recorded on interest rate swaps were $1.4 million lower in 2005 than in 2004 as more swap agreements expired and were not renewed.

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

Liquidity and Capital Resources

We are a holding company and have no direct material operations. Our only material asset is our ownership of Group, and our only material liabilities are the notes, our guarantee of the senior credit facility and our potential obligation to repurchase Dale B. Smith’s equity interest (see Note 7). Our principal source of liquidity has been and is expected to be dividends from Group and our principal use of cash will be for debt service beginning in 2009.

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

As previously announced and disclosed elsewhere in this document, we have been delayed in filing with the SEC our (and Mueller Group’s) annual report on Form 10-K for our fiscal year ended September 30, 2004 and our (and Mueller Group’s) quarterly report on Form 10-Q for our fiscal quarter ended January 1, 2005. Although we obtained a waiver under the senior credit facility allowing us until March 31, 2005 to file these reports and with respect to our restatement of prior period financial statements, there can be no assurance that similar waivers will be available in the future.

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

Cash flows from operating activities.   Net cash provided by operations was $0.5 million for the first three months of 2005, compared to net cash provided of $17.0 million for the first three months of 2004. The difference was due primarily to a $25.5 million increase in inventories in the first quarter of 2005. Water infrastructure inventories increased $15.3 million during the three months ended January 1, 2005. This was largely due to a planned seasonal inventory build. Approximately $5.0 million of the total increase was due primarily to higher raw material costs. Piping systems inventories increased $12.6 million during the three months ended January 1, 2005. A planned inventory build accounted for approximately $6 million of this increase, while about $3 million was due to higher raw material and other manufacturing costs.

Cash flows used in investing activities.   In the first three months of 2005 we had net cash used in investing activities of $4.7 million compared to net cash used in the first three months of 2004 of $4.5 million. The primary investing activity in both periods was capital spending.

Cash flows from financing activities.   Cash flows used in financing activities decreased from $50.8 million in the first three months of 2004 to $1.0 million in the first three months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) in July 2005, the beginning of its fourth fiscal quarter and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial statements for the year ended September 30, 2005.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The nature of market risks faced by the Company at January 1, 2005 are the same as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and raw materials. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

This Item 4 disclosure has been updated from what was originally reported for the quarter ended January 1, 2005 to reflect the results of the Company’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, which identified a material weakness that effectively led to the restatement of the previously issued financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

Restatement of Previously Issued Consolidated Financial Statements

As described in Note 2 to the financial statements, the Company identified errors in the presentation in the Company’s previously issued consolidated financial statements: (i) the effect of foreign currency exchange rate changes on cash balances; (ii) disposals of property, plant and equipment; (iii) book cash overdrafts; (iv) the misclassification of deferred income tax assets between the current and non-current classifications in the balance sheet and (v) the misclassification of depreciation expense. As a result of these errors, the Company has restated its consolidated financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

The 2005 Restatement had no effect on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit for the two fiscal years ended September 30, 2004 and the first three quarters of fiscal 2005 and all interim periods of fiscal 2004, including our quarter ended January 1, 2005.

Evaluation of our Disclosure Controls and Procedures.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’)). This evaluation was done under the supervision and with the participation of management, including Dale B. Smith, Chief Operating Officer (“COO’’), and Jeffery W. Sprick, Chief Financial Officer (“CFO’’). It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Based on this evaluation and because of the material weakness described below, our COO and CFO have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period or to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of January 1, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the disposals of property, plant and equipment; (iii) cash flows and balance sheet presentation of book cash overdrafts; (iv) the presentation of current and non-current deferred income tax assets in the Company’s Consolidated Balance Sheets; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in the Company’s Consolidated Statements of Operations. This control deficiency resulted in the restatement of our annual consolidated financial statements for fiscal 2004 and 2003 and our interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Previous Disclosure About Our Material Weakness in Internal Control over Financial Reporting

As of September 30, 2004, and all interim periods through July 2, 2005, including our quarter ended January 1, 2005, we reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically our control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under generally accepted accounting principles. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies in the aggregate constituted a material weakness.

We reported in our Form 10-Q for all interim periods in fiscal 2005 that we had taken steps to remediate this material weakness. We: (i) reassigned our Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for our existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of our Exchange Act Reports and other public communications; (v) improved our controls over, and began developing written policies and procedures that cover all of our significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized our controls over our information technology; and (vii) implemented global compliance initiatives under the direction of our Chief Compliance Officer. These improvement efforts continued to progress during our first quarter ended January 1, 2005. While significant improvements have been implemented throughout the year, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Changes in Internal Control Over Financial Reporting Subsequent to September 30, 2005

Subsequent to September 30, 2005, management has taken steps to remediate the material weakness described above. These steps include a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, book overdrafts and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, “Statement of Cash Flows.’’ Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly. Management believes the additional control procedures designed, when implemented, will fully remediate this material weakness.

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

Another significant remedial action underway or planned to commence in fiscal year 2006, not specifically related to the previously identified material weakness, includes the issuance of a code of conduct to all employees. In fiscal 2006, we will be subject to the Sarbanes-Oxley internal control reporting requirements and in 2006 we will be testing key internal controls for all significant business units and business processes.

The Company continues to upgrade the knowledge of our finance staff by implementing on-going United States generally accepted accounting principles training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, conducting a series of training sessions for plant controllers, periodic distribution of information regarding changes in accounting and reporting standards, and issuance of Company accounting policy statements. Additionally, the Company terminated the prior Chief Compliance Officer and reassigned those duties to the Director of Internal Audit.

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

10.2	Employment Agreement, dated as of February 18, 2005, between Mueller Group, Inc. and Darrell Jean(4)
31.1	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MUELLER WATER PRODUCTS, INC.
Date: February 3, 2006	By:	/s/ DALE B. SMITH
Dale B. Smith Chief Operating Officer
Date: February 3, 2006	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick Chief Financial Officer