Form 10-Q/A
period 2005-07-02
Mueller Water Products, Inc.
filed 2006-02-03
CIK 1291000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-116590

MUELLER WATER PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of incorporation or	(I.R.S. Employer identification No.)
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

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of the Company is to restate the Company’s consolidated financial statements as of and for the three and nine months ended July 2, 2005. On December 14, 2005, the Company’s management and the Audit Committee of the Board of Directors determined that the financial statements of the Company for the two years ended September 30, 2004 and interim periods of fiscal years 2005 and 2004 required restatement.

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

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q filed by the Company in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2005 presented under Part1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the 2005 Restatements. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 12, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the 2005 Restatements:

•       Part I—Item 1. Unaudited Financial Statements

•       Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part I—Item 4. Controls and Procedures; and

•       Part II—Item 6. Exhibits

MUELLER WATER PRODUCTS, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (restated)	July 2, 2005 (restated)
	(unaudited) (dollars in millions)
Assets
Cash and cash equivalents	$60.5	$74.3
Receivables, net of allowance for doubtful accounts of $5.1 and $5.3, respectively	162.0	160.9
Inventories	260.2	309.7
Income taxes receivable	4.1	0.7
Deferred income taxes	21.8	23.9
Prepaid expenses and other current assets	28.9	26.3
Total current assets	537.5	595.8
Property, plant and equipment, net	186.8	173.5
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	53.1
Pension intangible	0.8	0.8
Deferred financing fees, net	37.4	33.5
Deferred income taxes	8.3	14.8
Total assets	$989.2	$1,034.7
Liabilities
Accounts payable	$57.6	$58.7
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.9	83.6
Total current liabilities	146.7	146.2
Long-term debt, net of current portion	1,036.2	1,047.8
Accrued pension liability	29.2	33.7
Other long-term liabilities	7.8	3.6
Total liabilities	1,219.9	1,231.3
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	1.7	1.7
Shareholders’ equity
Common stock:
Class A, $0.01 par value (400,000,000 shares authorized and 131,208,998 issued)	1.3	1.3
Class B, $0.01 par value, convertible, non-voting (150,000,000 shares authorized and 89,343,699 shares issued)	0.9	0.9
Additional paid-in capital	—	—
Accumulated deficit	(218.6)	(186.7)
Accumulated other comprehensive loss	(16.0)	(13.8)
Total shareholders’ equity	(232.4)	(198.3)
Total liabilities and shareholders’ equity	$989.2	$1,034.7

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 26, 2004	July 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$289.1	$296.9
Cost of sales	206.3	202.1
Gross profit	82.8	94.8
Selling, general and administrative expense, including stock compensation expense	65.9	45.9
Facility rationalization, restructuring and related costs	—	—
Operating income	16.9	48.9
Interest expense and early repayment costs	(21.7)	(23.4)
Interest income	0.1	0.4
Income before income taxes	(4.7)	25.9
Income tax expense	(5.3)	9.9
Net income	$0.6	$16.0

	Nine months ended
	June 26, 2004	July 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$745.6	$838.2
Cost of sales	541.0	583.0
Gross profit	204.6	255.2
Selling, general and administrative expense, including stock compensation expense	141.3	133.8
Facility rationalization, restructuring and related costs	0.9	1.6
Operating income	62.4	119.8
Interest expense and early repayment costs	(42.1)	(68.0)
Interest income	0.5	1.0
Income before income taxes	20.8	52.8
Income tax expense	4.9	20.9
Net income	$15.9	$31.9

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 26, 2004	July 2, 2005
	(restated)	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$15.9	$31.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.3	32.7
Amortization of intangibles and tooling	15.2	4.1
Unrealized gain on interest rate swaps	(10.4)	(4.2)
Accretion on senior discount notes and amortization of bond discount	2.4	14.1
Write-off of deferred financing fees	7.0	—
All other adjustments	7.2	(3.8)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(16.8)	1.6
Inventories	(9.2)	(48.8)
Accounts payable and accrued expenses	(3.7)	(5.2)
All other changes, net	9.1	10.7
Net cash provided by operating activities	51.0	33.1
Cash flows from investing activities
Purchase of property, plant and equipment	(17.4)	(20.8)
Acquisition of businesses, net of cash acquired	(19.8)	—
Net cash used in investing activities	(37.2)	(20.8)
Cash flows from financing activities
Book cash overdrafts	7.9	3.6
Proceeds from short-term borrowings	9.2	—
Payment of short-term borrowings	(9.2)	—
Proceeds from long-term debt	1,070.1	—
Payment of long-term debt, including capital lease obligations	(604.4)	(2.4)
Redemption of preferred stock	(106.5)	—
Payment of deferred financing fees	(34.5)	—
Dividends paid (excluding amounts paid to optionholders)	(386.6)	—
Net cash used in financing activities	(54.0)	1.2
Effect of exchange rate changes on cash	—	0.3
Increase (decrease) in cash and cash equivalents	(40.2)	13.8
Cash and cash equivalents
Beginning of period	73.0	60.5
End of period	$32.8	$74.3

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

2005 Restatements

In the course of finalizing the September 30, 2005 financial statements, the Company determined that certain items included in the Statements of Consolidated Cash Flows, the Consolidated Statements of Operations and the Consolidated Balance Sheets were not properly classified in annual and interim periods. The interim financial statements for the three and nine months ended June 26, 2004 and July 2, 2005, respectively, were restated for the following items:

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

Book cash overdrafts

In interim periods during fiscal 2004 and 2005, cash accounts in book cash overdraft positions were netted with accounts where legal right of offset did not exist. On the Consolidated Balance Sheets, cash and cash equivalents should have increased and a liability recorded with respect to such book cash overdrafts by comparable amounts. The change in the book cash overdraft should have been reflected as a financing activity in the Statements of Consolidated Cash Flows and should have been included in accounts payable and as an increase in cash and cash equivalents in the Consolidated Balance Sheet as of July 2, 2005.

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2.   Restatements (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2.   Restatements (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2.   Restatements (Continued)

Income tax effect of adjustments

As a result of the aforementioned adjustments, the income tax provisions in the interim financial statements for fiscal 2004 were also revised. Additionally, the Company changed the classification of $3.7 million of tax obligations previously presented as part of non-current deferred tax assets as other long-term liabilities on the June 26, 2004 balance sheet.

The following tables set forth the effects of the 2005 and 2004 Restatements discussed above on the financial statements as of July 2, 2005 and for the three and nine months ended June 26, 2004 and July 2, 2005 as follows:

Consolidated Statement of Operations

	Three months ended			Nine months ended
	June 26, 2004			June 26, 2004
		as restated	as restated		as restated	as restated
	as originally	for 2004	for 2005	as originally	for 2004	for 2005
	reported(A)	Restatements(B)	Restatements	reported(A)	Restatements(B)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Net sales	$288.7	$289.1	$289.1	$743.6	$745.6	$745.6
Cost of sales	205.7	204.5	206.3	533.7	535.7	541.0
Gross profit	83.0	84.6	82.8	209.9	209.9	204.6
Selling, general and administrative expense, including stock compensation expense	63.1	67.7	65.9	142.4	146.6	141.3
Facility rationalization and related costs	—	—	—	0.9	0.9	0.9
Operating income	19.9	16.9	16.9	66.6	62.4	62.4
Interest expense and early repayment costs	(20.8)	(21.7)	(21.7)	(42.0)	(42.1)	(42.1)
Interest income	0.1	0.1	0.1	0.5	0.5	0.5
Income before income taxes	(0.8)	(4.7)	(4.7)	25.1	20.8	20.8
Income tax expense	(3.8)	(5.3)	(5.3)	6.6	4.9	4.9
Net income	$3.0	$0.6	$0.6	$18.5	$15.9	$15.9

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2.   Restatements (Continued)

The following table shows the effects of the various 2004 Restatement on net income. The 2005 Restatements had no impact on the Company’s consolidated net income.

	Three months	Nine months
	ended	ended
	June 26, 2004	June 26, 2004
	(unaudited)	(unaudited)
	(dollars in millions)
Net income, as originally reported(A)	$3.0	$18.5
Increased (decreased) pretax earnings:
Inventory valuation adjustments	(0.1)	(0.2)
Research & development costs	0.8	1.2
Revenue recognition adjustments	0.1	0.6
Inventory journal entries	1.1	0.9
Stock-based compensation	(5.4)	(5.4)
Warrants	(0.1)	(0.1)
Intercompany profit elimination	0.5	(1.3)
Deferred financing fees	(0.8)	—
Total pre-tax adjustments	(3.9)	(4.3)
Income tax effect of adjustments	1.5	1.7
Net income, as restated(B)	$0.6	$15.9

	Three months ended		Nine months ended
	July 2, 2005		July 2, 2005
		as restated		as restated
	as originally	for 2005	as originally	for 2005
	reported(C)	Restatements	reported(C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cost of sales	$200.2	$202.1	$577.7	$583.0
Gross profit	96.7	94.8	260.5	255.2
Selling, general and administrative expense, including stock compensation expense	47.8	45.9	139.1	133.8

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

Consolidated Balance Sheets

	September 30, 2004		July 2, 2005
		as restated		as restated
	as originally	for 2005	as originally	for 2005
	reported(C)	Restatements	reported(C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$55.6	$60.5	$65.8	$74.3
Deferred income taxes—current	9.0	21.8	10.1	23.9
Current assets	519.8	537.5	573.5	595.8
Deferred income taxes—non-current	21.1	8.3	28.6	14.8
Total assets	984.3	989.2	1,026.2	1,034.7
Accounts payable	52.7	57.6	50.2	58.7
Total current liabilities	141.8	146.7	137.7	146.2
Total liabilities	1,215.0	1,219.9	1,222.8	1,231.3
Total liabilities and shareholders’ deficit	984.3	989.2	1,026.2	1,034.7

Statements of Consolidated Cash Flows

	Nine months ended			Nine months ended
	June 26, 2004			July 2, 2005
		as restated	as restated		as restated
	as originally	for 2004	for 2005	as originally	for 2005
	reported(A)	Restatements(B)	Restatements	reported(C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cash flows from operating activities:
Receivables	$(14.7)	$(16.7)	$(16.8)	$1.1	$1.6
Inventories	(9.9)	(9.1)	(9.2)	(49.5)	(48.8)
Accounts payable, accrued expenses and other current liabilities	5.5	(3.7)	(3.7)	(4.8)	(5.2)
Other, net	2.5	8.7	9.1	9.6	10.7
Cash flows provided by operating activities	50.2	50.8	51.0	31.2	33.1
Cash flows from financing activities:
Book cash overdrafts	—	—	7.9	—	3.6
Cash flows used in financing activities	(61.9)	(61.9)	(54.0)	(2.4)	1.2
Effect of exchange rate changes on cash	0.2	0.2	—	2.2	0.3
Increase (decrease) in cash and cash equivalents	(48.1)	(48.1)	(40.2)	10.2	13.8
Cash and cash equivalents—beginning of period	71.4	71.4	73.0	55.6	60.5
Cash and cash equivalents—end of period	23.3	23.3	32.8	65.8	74.3

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

Segment Information

	Three months ended		Nine months ended
	June 26, 2004		June 26, 2004
		as restated		as restated
	as originally	for 2004	as originally	for 2004
	reported(A)	Restatements(B)	reported(A)	Restatements(B)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Net sales:
Water infrastructure	$172.4	$172.8	$432.7	$434.7
Piping systems	116.3	116.3	310.9	310.9
Consolidated	288.7	289.1	743.6	745.6
Segment EBITDA:
Water infrastructure	45.2	46.0	111.4	113.0
Piping systems	10.8	12.4	28.8	28.4
Total segment EBITDA	56.0	58.4	140.2	141.4
Operating income:
Water infrastructure	39.5	40.3	93.5	95.1
Piping systems	6.5	8.1	16.1	15.7
Corporate	(26.1)	(31.5)	(43.0)	(48.4)
Consolidated	19.9	16.9	66.6	62.4

	At September 30, 2004		At July 2, 2005
		as restated		as restated
	as originally	for 2005	as originally	for 2005
	reported(C)	Restatements	reported(C)	Restatements
(dollars in millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total assets:
Water infrastructure	$500.0	$500.0	$507.4	$507.4
Piping systems	307.9	307.9	336.2	336.2
Corporate	176.4	181.3	182.6	191.1
Consolidated	$984.3	$989.2	$1,026.2	$1,034.7

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

3.   Segment Information (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

3.   Segment Information (Continued)

	At September 30, 2004 (restated)	At July 2, 2005 (restated)
Total assets:
Water infrastructure	$500.0	$507.4
Piping systems	307.9	336.2
Corporate	181.3	191.1
Consolidated	989.2	1,034.7
Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1
Consolidated	163.2	163.2
Identifiable intangibles:
Water infrastructure	5.3	4.7
Piping systems	7.2	5.7
Corporate	42.7	42.7
Consolidated	55.2	53.1

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

3.   Segment Information (Continued)

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
(UNAUDITED)

4.   Summary of Significant Accounting Policies (Continued)

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

The aggregate amount of all fees incurred by the Company with DLJ Merchant Banking and Credit Suisse under the financial advisory agreement was approximately $24.6 million and $0.2 million, respectively, for each of the three-month periods ended June 26, 2004 and July 2, 2005 and $25.1 million and $0.4 million for the nine-month periods ended June 26, 2004 and July 2, 2005, respectively. Included in fees paid during the three- and nine-month periods ended June 26, 2004 was $24.4 million related to the Company’s April 2004 recapitalization. Under the financial advisory agreement, Credit Suisse will be entitled to receive fees in connection with the closing of the pending merger of the Company and Walter Industries. See Note 5—Merger Announcement and Acquisitions.

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

5.   Merger Announcement and Acquisitions (Continued)

Also, as previously disclosed, the Company will cause its subsidiary, Mueller Group, Inc. (“Group”), to commence a tender offer and consent solicitation for Group’s second priority senior secured floating rate notes due 2011, and the closing of the tender offer and consent solicitation would be simultaneous with the merger closing but is not a condition to the merger closing. Group’s senior credit facility will be refinanced at merger closing. In addition, the holders of the Company’s 14 ¾% senior discount notes due 2014 and Group’s 10% senior subordinated notes due 2012 will have the right to put these notes to their respective issuers following the change of control resulting from the consummation of the merger transaction in accordance with the respective indentures. See Note 7—Long Term Debt.

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

5.   Merger Announcement and Acquisitions (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

6.   New Accounting Pronouncements (Continued)

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification of certain sections of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 clarifies the meaning of the term “conditional asset retirement obligation” as used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

6.   New Accounting Pronouncements (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

7.   Long-Term Debt (Continued)

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

On July 27, 2005, Group executed a new interest rate swap agreement—notional principal amount of $50.0 million, maturing in April 2007—to replace the swap agreement which expired in July 2005. Interest differentials to be paid or received because of swap agreements will be reflected as an adjustment to interest expense over the related debt period.

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

9.   Commitments and Contingencies (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

9.   Commitments and Contingencies (Continued)

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

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Results of Operations

Three Months Ended July 2, 2005 As Compared to the Three Months Ended June 26, 2004

	Three months ended				FY05 Q3 vs. FY04 Q3
	July 2, 2005	Percentage of net sales (2)	June 26, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$172.1	58.0%	$172.8	59.8%	$(0.7)	(1.8%)
Piping systems	124.8	42.0	116.3	40.2	8.5	1.8
Consolidated	296.9	100.0	289.1	100.0	7.8	—
Gross profit
Water infrastructure	64.5	37.5	56.6	32.8	7.9	4.7
Piping systems	32.2	25.8	28.0	24.1	4.2	1.7
Depreciation expense not allocated to segments	(1.9)	(0.6)	(1.8)	(0.6)	(0.1)	—
Consolidated	94.8	31.9	82.8	28.6	12.0	3.3
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	16.7	9.7	16.3	9.4	0.4	0.3
Piping systems	19.3	15.5	19.9	17.1	(0.6)	(1.6)
Corporate	9.9	3.3	29.7	10.3	(19.8)	(7.0)
Consolidated	45.9	15.5	65.9	22.8	(20.0)	(7.3)
Facility rationalization, restructuring and related costs
Water infrastructure	—	—	—	—	—	—
Piping systems	—	—	—	—	—	—
Consolidated	—	—	—	—	—	—

	Three months ended				FY05 Q3 vs. FY04 Q3
	July 2, 2005	Percentage of net sales (2)	June 26, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
	(restated)		(restated)
	(dollars in millions)
Operating income
Water infrastructure	47.8	27.8	40.3	23.3	7.5	4.5
Piping systems	12.9	10.3	8.1	7.0	4.8	3.3
Corporate	(11.8)	(4.0)	(31.5)	(10.9)	19.7	6.9
Consolidated	48.9	16.5	16.9	5.8	32.0	10.7
Interest expense	(23.4)	(7.9)	(21.7)	(7.5)	(1.7)	(0.4)
Interest income	0.4	0.1	0.1	—	0.3	0.1
Income before income taxes	25.9	8.7	(4.7)	(1.6)	30.6	10.3
Income tax expense	9.9	3.3	(5.3)	(1.8)	15.2	5.1
Net income	$16.0	5.4%	$0.6	0.2%	$15.4	5.2%
Segment EBITDA(1)
Water infrastructure	52.7	30.6	46.0	26.6	6.7	4.0
Piping systems	17.2	13.8	12.4	10.7	4.8	3.1
Total segment EBITDA	$69.9	23.5	$58.4	20.2	$11.5	3.3

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

Gross Profit.   Gross profit for the three months ended July 2, 2005 was $94.8 million, or a 14.5% increase as compared to $82.8 million for the three months ended June 26, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 28.6% for our third quarter of 2004 to 31.9% for our third quarter of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the three months ended July 2, 2005 were $45.9 million, or a 30.3% decrease as compared to $65.9 million for the three months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 22.8% for our third quarter of 2004 to 15.5% for our third quarter of 2005.

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

Corporate expenses for the three months ended July 2, 2005 were $9.9 million as compared to $29.7 million for the three months ended June 26, 2004. The decrease was primarily due to a $4.0 million reduction in amortization expense for 2005 as compared to 2004 as a result of an intangible asset becoming fully amortized during the fourth quarter of 2004 and a $20.9 million reduction in corporate stock compensation charges for 2005 as compared to 2004 primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004. All options were cancelled at that time. These items were partially offset in 2005 by: consulting fees of $1.1 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $1.6 million of professional fees related to efforts to sell the Company (see Note 5), increased board of director fees of $0.2 million, increased legal, audit and other consulting fees of $0.7 million, and increased salary and benefit costs of $0.4 million associated with additional accounting and legal staffing. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Results of Operations

Nine Months Ended July 2, 2005 As Compared to the Nine Months Ended June 26, 2004

	Nine months ended				2005 vs. 2004
	July 2, 2005	Percentage of net sales (2)	June 26, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$480.8	57.4%	$434.7	58.3%	$46.1	(0.9%)
Piping systems	357.4	42.6	310.9	41.7	46.5	0.9
Consolidated	838.2	100.0	745.6	100.0	92.6	—
Gross profit
Water infrastructure	166.1	34.5	139.9	32.2	26.2	2.3
Piping systems	94.4	26.4	70.0	22.5	24.4	3.9
Depreciation expense not allocated to segments	(5.3)	(0.6)	(5.3)	(0.7)	—	0.1
Consolidated	255.2	30.4	204.6	27.4	50.6	3.0
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	49.5	10.3	44.8	10.3	4.7	—
Piping systems	59.8	16.7	53.4	17.2	6.4	(0.5)
Corporate	24.5	2.9	43.1	5.8	(18.6)	(2.9)
Consolidated	133.8	16.0	141.3	19.0	(7.5)	(3.0)
Facility rationalization, restructuring and related costs
Water infrastructure	1.6	0.3	—	—	1.6	0.3
Piping systems	—	—	0.9	0.3	(0.9)	(0.3)
Consolidated	1.6	0.2	0.9	0.1	0.7	0.1
Operating income
Water infrastructure	115.0	23.9	95.1	21.9	19.9	2.0
Piping systems	34.6	9.7	15.7	5.0	18.9	4.7
Corporate	(29.8)	(3.6)	(48.4)	(6.5)	18.6	2.9
Consolidated	119.8	14.3	62.4	8.4	57.4	5.9
Interest expense	(68.0)	(8.1)	(42.1)	(5.6)	(25.9)	(2.5)
Interest income	1.0	0.1	0.5	0.1	0.5	—
Income before income taxes	52.8	6.3	20.8	2.8	32.0	3.5
Income tax expense	20.9	2.5	4.9	0.7	16.0	1.8
Net income	$31.9	3.8%	$15.9	2.1%	$16.0	1.7%
Segment EBITDA(1)
Water infrastructure	131.9	27.4	113.0	26.0	18.9	1.4
Piping systems	47.5	13.3	28.4	9.1	19.1	4.2
Total segment EBITDA	$179.4	21.4	$141.4	19.0	$38.0	2.4

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

Gross Profit.   Gross profit for the nine months ended July 2, 2005 was $255.2 million, or a 24.7% increase as compared to $204.6 million for the nine months ended June 26, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 27.4% for our first nine months of 2004 to 30.4% for our first nine months of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the nine months ended July 2, 2005 were $133.8 million, or a 5.3% decrease as compared to

$141.3 million for the six months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 19.0% for our first nine months of 2004 to 16.0% for our first nine months of 2005.

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

Corporate expenses for the nine months ended July 2, 2005 were $24.5 million as compared to $43.1 million for the nine months ended June 26, 2004. The decrease was primarily due to a $12.0 million reduction in amortization expense for 2005 as compared to 2004 as a result of an intangible asset becoming fully amortized during the fourth quarter of 2004 and a $21.2 million reduction in corporate stock compensation charges for 2005 as compared to 2004 primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004. All options were cancelled at that time. These items were partially offset by legal and audit fees of $3.0 million related to an internal investigation (see Note 2), accounting and legal fees of $1.1 million related to SEC filing matters, consulting fees of $2.6 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $1.6 million of professional fees related to efforts to sell the Company (see Note 5), increased board of director fees of $0.2 million, increased incentive compensation costs of $1.6 million, increased legal, audit and other consulting fees of $1.4 million, and increased salary, benefit, recruiting and relocation costs of $1.2 million associated with additional accounting and legal staffing. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Cash flows from operating activities.   Net cash provided by operations was $33.1 million for the first nine months of 2005, compared to net cash provided of $51.0 million for the first nine months of 2004. Significant changes in working capital balances in the first nine months of 2005 included a $48.8 million increase in inventories. Water infrastructure inventories increased $25.9 million during the nine months ended July 2, 2005. Significant contributing factors to the increase include higher raw material costs of approximately $7 million, as well as a seasonal build of approximately $10 million to meet anticipated fourth quarter demand. Other contributing factors include $1.8 million of increased on-hand quantities of raw material due to larger purchases to achieve lower prices, $1.8 million of inventory costs associated with a large, highly-engineered project scheduled to ship late in the fourth quarter of 2005, and $1.2 million in Canadian product inventories (purchased from other water infrastructure locations) required to service Canadian customer requirements. Piping systems inventories increased $23.6 million during the nine months ended July 2, 2005. Increased material and labor costs accounted for approximately $7 million of the increase. Approximately $14 million was due to increased foreign product inventories required to service North American and European customer requirements. Of this $14 million, approximately $2 million is related to the start-up of European export efforts, while the remaining $12 million is related to ongoing efforts to make available a full line of foreign-sourced products to our North American customers.

Cash flows used in investing activities.   In the first nine months of 2005 we had net cash used in investing activities of $20.8 million compared to net cash used in the first nine months of 2004 of $37.2 million. This decrease was primarily due to $19.8 million spent during the second quarter of 2004 for the acquisitions of Star and Modern Molded (see Note 5).

Cash flows from financing activities.   Cash flows used in financing activities was $54.0 million in the first nine months of 2004 compared to cash flows provided by financing activities of $1.2 million in the first nine months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

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

On July 27, 2005, Group executed a new interest rate swap agreement—notional principal amount of $50.0 million, maturing in April 2007—to replace the swap agreement which expired in July 2005. With this new swap agreement, floating rate debt under Group’s credit facility is effectively converted into fixed-rate debt at an average fixed interest rate of 4.09% at July 27, 2005.

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

ITEM 4.   CONTROLS AND PROCEDURES.

This Item 4 disclosure has been updated from what was originally reported for the quarter ended July 2, 2005 to reflect the results of the Company’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, which identified a material weakness that effectively led to the restatement of the previously issued financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

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

The 2005 Restatement had no effect on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit for the two fiscal years ended September 30, 2004 and the first three quarters of fiscal 2005 and all interim periods of fiscal 2004, including our quarter ended July 2, 2005.

Evaluation of our Disclosure Controls and Procedures.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation was done under the supervision and with the participation of management, including Dale B. Smith, Chief Operating Officer(“COO”), and Jeffery W. Sprick, Chief Financial Officer (“CFO”). It should be noted that any  system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of July 2, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows and balance sheet presentation of book cash overdrafts; (iii) the presentation of current and non-current deferred income tax assets in the Company’s Consolidated Balance Sheets; and (iv) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in the Company’s Consolidated Statements of Operations. This control deficiency resulted in the restatement of our annual consolidated financial statements for fiscal 2004 and 2003 and our interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Previous Disclosure About Our Material Weakness in Internal Control over Financial Reporting

As of September 30, 2004, and all interim periods through July 2, 2005 including our quarter ended July 2, 2005, we reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically our control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under generally accepted accounting principles. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies in the aggregate constituted a material weakness.

We reported in our Form 10-Q for all interim periods in fiscal 2005 that we had taken steps to remediate this material weakness. We: (i) reassigned our Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for our existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of our Exchange Act Reports and other public communications; (v) improved our controls over, and began developing written policies and procedures that cover all of our significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized our controls over our information technology; and (vii) implemented global compliance initiatives under the direction of our Chief Compliance Officer. These improvement efforts continued to progress during our third quarter ended July 2, 2005. While significant improvements have been implemented throughout the year, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Changes in Internal Control Over Financial Reporting Subsequent to September 30, 2005

Subsequent to September 30, 2005, management has taken steps to remediate the material weakness described above. These steps include a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, book overdrafts and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, “Statement of Cash Flows.” Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly. Management believes the additional control procedures designed, when implemented, will fully remediate this material weakness.

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